Form 10-Q
period 1996-06-30
1ST UNITED BANCORP /FL/
filed 1996-07-31
CIK 883900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly period ended   JUNE 30, 1996
                               ----------------------------------------------
                              or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

For the transition period from ________________ to ___________

Commission File Number:     0-20254

                            1ST UNITED BANCORP
- -------------------------------------------------------------------------------
(Exact name of Registrant)

       FLORIDA                                            65-0178023
- -------------------------------------------------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

980 N. FEDERAL HIGHWAY, BOCA RATON, FL  33432
- ---------------------------------------------------
(Address of principal executive offices)

                          (561) 392-4000
- -------------------------------------------------------------------------------
                   (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X      NO
   ---       ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as June 30, 1996.

         7,449,704
- -----------------------------

                       1ST UNITED BANCORP AND SUBSIDIARIES

                                      INDEX

                                                          PAGE
Part I.  FINANCIAL INFORMATION                           NUMBERS
         ---------------------                           -------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995                 3

         Condensed Consolidated Statements of
         Income - six months ended June 30, 1996
         and 1995.                                           4

         Condensed Consolidated Statement of Income -
         three months ended June 30, 1996 and 1995           5

         Condensed Consolidated Statements of Cash
         Flows - six months ended June 30, 1996
         and 1995.                                           6

         Condensed Consolidated Statement of
         Shareholders' Equity - six months ended
         June 30, 1996                                       7

         Notes to Condensed Consolidated Financial
         Statements                                       8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                      11-17

Part II  OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security        18
         Holders

Item 5.  Other Information                                 19

Item 6.  Exhibits and Reports on Form 8-K                  19
         Exhibit 11
         Exhibit 27

Signatures                                                 22

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Bancorp and 1st United operate), competition for Bancorp's and 1st United's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which Bancorp and 1st United have no control), changes in interest rates, the impact of Bancorp's rapid growth, and other risks detailed in the Annual Report on Form 10-KSB and in Bancorp's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

                                     ITEM 1
                       1ST UNITED BANCORP AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                       JUNE 30,       DECEMBER 31,
                                         1996             1995
                                    ( UNAUDITED )     (   NOTE  )
                                     -----------       ---------
                                            (in thousands)

ASSETS
Cash and due from banks                 $ 22,064       $ 18,256
Federal funds sold                        14,257          8,370
                                        --------        -------
Cash and cash equivalents                 36,321         26,626
Investment securities available for
 sale                                     17,492          7,599
Investment securities held to maturity
 (market value of $35,187 and $25,793
 at 1996 and 1995)                        36,003         25,735
Loans, net of allowance for loan
 losses of $8,908 in 1996 and
 $6,299 in 1995, respectively            319,746        228,240
Premises and equipment, net               14,049          5,636
Accrued interest receivable                2,171          1,640
Other real estate owned                    6,258          1,552
Goodwill, net                              7,533          4,229
Other assets                               6,562          5,458
                                        --------       --------
                                        $446,135       $306,715
                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand deposits, non-interest
    bearing                             $114,486       $ 79,538
  NOW and Money Market accounts          147,839        101,401
  Savings deposits                        47,026         32,434
  Time deposits of $100,000 or more       17,023         15,345
  Time deposits less than $100,000        72,072         41,038
                                        --------       --------
          Total deposits                 398,446        269,756

Long-term debt                                0              39
Federal funds purchased and
  repurchase agreements                       0             700
Accrued interest and
  Other liabilities                       4,375           2,251
                                       --------        --------
            Total liabilities           402,821         272,746

Shareholders' equity:
  Common Stock, par value $.01 per
    share - authorized 20,000,000
    shares, issued and outstanding
    7,449,704 shares in 1996 and
    6,629,804 in 1995                        74              66
  Additional paid-in capital             30,680          24,317
  Retained earnings                      12,635           9,655
  Unrealized losses on available
    for sale securities                     (75)            (69)
                                       --------        --------
                                         43,314          33,969
                                       --------        --------
                                       $446,135        $306,715
                                       ========        ========
 NOTE:  The balance sheet at December 31, 1995
        has been derived from the audited
        financial statements

 See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                            Six Months
                                              Ended
                                             June 30,
                                       1996           1995
                                       ----           ----
                              (in thousands except per-share data)
Interest income:
 Loans, including fees               $ 14,452       $ 10,397
 Due from banks                           318             53
 Federal funds sold                       713             40
 Investment securities                  1,880          1,333
                                      -------         ------
                                       17,363         11,823

Interest expense:
 Interest expense on deposits           4,370          2,749
 Interest expense on federal funds
 and borrowings                           107            252
                                      -------         ------
                                        4,477          3,001
                                      -------         ------
Net interest income                    12,886          8,822
Provision for loan losses                  60             93
                                      -------         ------
Net interest income after provision
  for loan losses                      12,826          8,729

Other income:
 Service charges on deposit accounts    1,861            759
 Gain on sale of loans                    322            109
 Gain on sale of asset                    385              0
 Credit card discount                      82             67
 Rental income                             48             73
 Miscellaneous                          1,101            456
                                      -------         ------
                                        3,799          1,464
Other expenses:
 Salaries and employee benefits         5,230          3,096
 Occupancy and furniture
   and equipment                        2,180          1,409
 Insurance                                140             94
 Other real estate                        260            230
 Stationery, printing and supplies        263            142
 Professional fees                        350            323
 FDIC insurance                            53            297
 Miscellaneous taxes                      109             65
 Telephone                                271            144
 Postage                                  185             85
 Goodwill amortization                    310            103
 Advertising                              293             72
 Miscellaneous                          1,434          1,017
                                      -------         ------
                                       11,078          7,077
                                      -------         ------

Income before income taxes              5,547          3,116
Income taxes                            2,050          1,131
                                      -------         ------
Net Income                           $  3,497        $ 1,985
                                      =======         ======

Income per common share:
Net income                           $    .45        $   .30
                                      =======         ======
Dividends per share                  $    .07        $   .11
                                      =======         ======


See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                           Three Months
                                              Ended
                                             June 30,
                                        1996          1995
                                        ----          ----
                              (in thousands except per share data)
Interest income:
 Loans, including fees               $  7,130       $  5,712
 Due from banks                           318             53
 Federal funds sold                       232             22
 Investment securities                    851            658
                                      -------        -------
                                        8,531          6,445
Interest expense:
 Interest expense on deposits           2,130          1,571
 Interest expense on federal funds
  and borrowings                           33            115
                                      -------        -------
                                        2,163          1,686
                                      -------        -------
Net interest income                     6,368          4,759
Provision for loan losses                  20             53
                                      -------        -------
Net interest income after provision
  for loan losses                       6,348          4,706

Other income:
 Service charges on deposit accounts      876            438
 Gain on sale of loans                    157             65
 Gain on sale of asset                    385              0
 Credit card discount                      41             36
 Rental income                             23             36
 Miscellaneous                            570            302
                                      -------        -------
                                        2,052            877
Other expenses:
 Salaries and employee benefits         2,636          1,640
 Occupancy and furniture
   and equipment                        1,097            748
 Insurance                                 84             58
 Other real estate                        106            115
 Stationery, printing and supplies        146             78
 Professional fees                        153            196
 FDIC insurance                             0            148
 Miscellaneous taxes                       62             33
 Telephone                                170             76
 Postage                                   88             38
 Goodwill amortization                    155             72
 Advertising                              155             42
 Miscellaneous                            543            641
                                      -------        -------
                                        5,395          3,885
                                      -------        -------

Income before income taxes              3,005          1,698
Income taxes                            1,088            621
                                      -------        -------
Net Income                            $ 1,917        $ 1,077
                                      =======        =======

Income per common share:
Net income                            $   .25        $   .16
                                      =======        =======
Dividends per share                   $   .04        $   .03
                                      =======        =======

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                            Six Months
                                               Ended
                                              June 30,
                                         1996        1995
                                         ----        ----
                                          (in thousands)

Operating Activities:
  Net income                            $ 3,497     $ 1,985
 Adjustments to reconcile net
   income to net cash provided
   by operating activities, net
   of effect of acquisition               1,262         335
                                        -------     -------
  Net cash provided by
   operating activities                   4,759       2,320

Investing Activities:
  Net cash received (paid) in
    acquisition                          26,298        (316)
  Purchases of investment securities
   held to maturity                      (1,741)       (150)
  Maturities of investment securities
   held to maturity                       4,025      21,286
  Purchases of securities available
   for sale                              (1,700)          0
  Maturities and sales of securities
   available for sale                    27,707           0
  Increase in loans, net                (18,437)    (11,573)
  Other                                   1,363       3,237
                                        -------     -------
  Net cash provided by investing
   activities                            37,515      12,484

Financing Activities:
  Payment of dividends                     (517)       (693)
  (Decrease) increase in short term
    borrowings                             (700)      6,947
  Payments on long-term debt             (2,782)     (2,044)
  Notes payable, related party            2,168           0
  Repayment of notes payable,
   related parties                       (2,168)          0
  Repurchase of common stock                  0      (1,302)
  Decrease in deposits, net             (29,174)    (25,150)
  Other                                     594      (1,325)
                                        -------     -------

  Net cash used in financing
   activities                           (32,579)    (23,567)

  Increase (decrease) in cash and
   cash equivalents                       9,695      (8,763)

  Cash and cash equivalents at
   beginning of period                   26,626      27,695
                                        -------     -------

  Cash and cash equivalents at end
   of period                            $36,321     $18,932
                                        =======     =======

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                         Six Months Ended June 30, 1996

                                                                    UNREALIZED LOSSES      TOTAL
                        COMMON STOCK    ADDITIONAL        RETAINED  ON AVAILABLE FOR    SHAREHOLDERS'
                       SHARES  AMOUNT   PAID-IN-CAPITAL   EARNINGS   SALE SECURITIES       EQUITY
                       ------  ------   ---------------   --------   ---------------    -------------
Balance at
  December 31,
  1995              6,629,804    $66      $24,317         $ 9,655       $   (69)            $33,969

Stock issued
 for acquisition
 of The American
 Bancorporation
 of the South         819,900      8        6,363                                             6,371

 Adjustment to
 unrealized
 losses on
 available for
 sale securities,
 net of tax                                                                  (6)                 (6)

Cash dividends
 - $.07 per share                                            (517)                             (517)


Net income through
 June 30, 1996                                              3,497                             3,497
                    ---------    ---      -------         -------       -------             -------

Balance at
 June 30, 1996      7,449,704    $74      $30,680         $12,635       $   (75)            $43,314
                    =========    ===      =======         =======       =======             =======

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in 1st United Bancorp's ("Bancorp") annual report on FORM 10-KSB for the year ended December 31, 1995.

NOTE B - ALLOWANCE FOR LOAN LOSSES

     At June 30, 1996, Bancorp's allowance for loan losses was approximately $8.9 million. Although management believes the allowance for possible losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

     The following summarizes the activity in the allowance for loan losses for the period ended June 30, 1996 and the year ended December 31, 1995:

                                        (in 000's)

                           SIX MONTHS                 YEAR ENDED
                      ENDED JUNE 30, 1996         DECEMBER 31, 1995
                      -------------------         -----------------

Balance at
 beginning of
 period                       $6,299                       $6,339
Charge-offs                     (241)                        (795)
Recoveries                       222                          260
                              ------                       ------
  Net charge-offs                (19)                        (535)
Provision for loan losses         60                          162
Allowance of purchased banks
 at date acquired              2,568                          333
                              ------                       ------
Balance at end of period      $8,908                       $6,299
                              ======                       ======

NOTE C - INCOME PER COMMON SHARE

     Income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. Average shares outstanding after the dilutive effect of common stock equivalents for the six months ended June 30, 1996 and 1995 were 7,729,000 and 6,705,000, respectively and for the quarter ended June 30, 1996 and 1995 were 7,770,000 and 6,812,000, respectively.

NOTE D - ACQUISITION

     On January 5, 1996, Bancorp acquired The American Bancorporation of the South ("American") and merged its wholly-owned subsidiary, The American Bank of the South, into 1st United (the "Acquisition"). Consideration paid by Bancorp to the shareholders of American was $10,017,000 and was paid in the form of 30% cash and 70% stock. Approximately 820,000 shares of Bancorp common stock were issued in the Acquisition. The Acquisition was accounted for using the purchase method of accounting and approximately $3.5 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

     Approximately $160 million in total assets were acquired. Included in this total was approximately $20 million, $48 million, $77 million, $8 million and $5 million in fed funds, investments, gross loans, bank premises and equipment and other real estate, respectively. Included in net loans were approximately $11 million in nonaccrual loans. Approximately $158 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were assumed and sixteen (16) bank-owned branch locations throughout Brevard County were acquired.

     To facilitate the acquisition of American, certain of the directors of Bancorp and senior management of 1st United committed to loan Bancorp $2.5 million. On January 4, 1996 Bancorp borrowed approximately $2.1 million from these individuals at a 10% annual interest rate, payable quarterly, with the entire outstanding principal balance due in one year. Bancorp paid a 1% commitment fee and 1% funding fee to these individuals and also and the option of extending the maturity of these notes for five one-year terms. Bancorp repaid these borrowings in full on May 1, 1996.

The following summarizes (in thousands) the approximate fair value of the assets of American acquired and the liabilities assumed:

               Cash                           $ 31,028
               Investment securities            48,452
               Net loans                        72,807
               Other assets                     17,297
               Total deposits                 (157,864)
               Borrowings                      ( 2,742)
               Accrued interest and
                other liabilities               (1,530)
                                              --------
               Net assets                     $  7,448
                                              ========

Pro forma financial information for Bancorp, as if the American acquisition had taken place as of January 1, 1996 and 1995 for income and per share data is as follows:

                                 SIX MONTHS ENDED JUNE 30,
                            (in thousands except per share data)

                                  1996               1995
                                 ------             ------

Total interest income           $17,363            $17,523
Provision for loan losses            60                272
Net interest income after
  provision for loan losses      12,826             12,179
Income before taxes               5,547              1,971
Net income                        3,497              1,261
Net income per share                .45                .16


NON-PERFORMING ASSETS

     American had approximately $5.1 million in other real estate owned ("ORE") and $11 million in non-performing loans. Included in ORE is a condominium project in Cocoa Beach, Florida with a carrying value of approximately $3.0 million, representing 33 completed units and undeveloped land. Since the Acquisition, 1st United has sold approximately $3.8 million in former American ORE and has contracts to sell various other former American ORE properties for approximately $2.9 million. Of the approximately $11 million in non-performing loans, approximately $4.3 million was converted to ORE, approximately $2.0 million was returned to accruing status and approximately $2.7 million was paid off in the first six months of 1996. Substantially all of the non-performing loans are secured by real estate. Both the other real estate and non-performing loans are carried at the lower of cost or fair value less costs of disposal. No significant writedowns affecting ongoing earnings are anticipated by management in 1996 on American nonaccrual loans or ORE.

     In addition to gross loans, 1st United added on January 5, 1996 approximately $2.6 million to its allowance for loan losses representing the historical allowance for loan losses acquired from American. The allowance represents approximately 3.3% of total loans acquired.

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     The significant variances noted below are substantially a result of Bancorp's acquisitions (the "Acquisitions") of Jupiter Tequesta National Bank ("JTNB") in April, 1995 and The American Bancorporation of the South ("American") on January 5, 1996. Due to the Acquisitions, average assets for the second quarter of 1996 increased $154 million to $458 million as compared to the first quarter of 1995, the number of branches increased from 11 to 27, and personnel increased from 160 full time equivalents to 270 full time equivalents.

     On April 14, 1995, Bancorp acquired JTNB, a one location national bank headquartered in Tequesta, Florida, had total assets, deposits and capital of approximately $57 million, $53 million and $4 million, respectively. Bancorp issued approximately 486,000 shares (value per share of $6.77 net of issuance costs) of common stock and paid $3.4 million cash to the shareholders of JTNB representing 50% in stock and 50% in cash. The acquisition was accounted for using the purchase method of accounting and approximately $3.6 million in goodwill was recorded which is being amortized over 15 years under the straight-line method.

     On January 5, 1996, Bancorp acquired American and merged its wholly-owned subsidiary, The American Bank of the South, into 1st United. Consideration paid by Bancorp to the shareholders of American was $10,017,000 and was paid in the form of 30% cash and 70% stock. Approximately 820,000 shares of Bancorp common stock were issued in this Acquisition. This Acquisition was accounted for using the purchase method of accounting and approximately $3.5 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

     Approximately $160 million in total assets were acquired from American including $20 million, $48 million, $77 million, $8 million and $5 million in fed funds, investments, gross loans, bank premises and equipment and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $157 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were acquired along with sixteen(16) bank-owned branch locations throughout Brevard County.

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

     Bancorp's results of operations depend, to a large extent, on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities.

     For the three month periods ended June 30, 1996 and 1995, $20 thousand and $53 thousand, respectively was charged against normal operations for the provision for loan losses.

     Net interest income after provision for loan losses in the quarter ended June 30, 1996 increased to $6.348 million from $4.706 million for the same period in 1995. This 35% increase is primarily due to the Acquisitions which resulted in average earning assets increasing from $280 million in 1995 to $394 million in 1996. The net interest margin on earning assets for the quarter ended June 30, 1996 decreased to 6.49% as compared to 6.83% for the quarter ended June 30, 1995. This difference was primarily a result of the difference in the asset mix between these quarters. During the second quarter of 1995 the loan to deposit ratio was 90% and due to the Acquisitions, this ratio decreased to 75% during the quarter ended June 30, 1996.

OTHER INCOME

     Non-interest income for the three months ended June 30, 1996 was $2.052 million - an increase of $1.175 million or 134%, over non-interest income for the same period in 1995. This increase was primarily a result of service charges on deposits which increased $438 thousand (100%) to $876 thousand in 1996, and miscellaneous other service charges increased $268 thousand (89%) to $570 thousand. These increases were primarily due to the Acquisitions, resulting in average deposits of $145 million more in 1996 compared to 1995. Gain on sale of loans increased $92 thousand (142%) to $157 thousand due to an increase in total SBA guaranteed loans sold.

     During the second quarter of 1996, Bancorp sold its merchant credit card accounts to the company that has processed these accounts for the prior two years. A gain resulting from this sale of approximately $385 thousand was recorded in this period. The effect of this sale on the ongoing operations of Bancorp is to reduce future earnings by less than $10 thousand per quarter.

OTHER EXPENSES

     Non-interest expenses increased $1.510 million (39%) to $5.395 million in 1996. Due to the Acquisitions, Bancorp grew approximately 80% in assets and added 17 branches resulting in these increases. Specifically, Bancorp had the following increases in individual expense categories: salaries and employee benefits $996 thousand (61%), occupancy and furniture and equipment $349 thousand (47%), stationary, printing and supplies $68 thousand (87%), insurance $26 thousand (45%), miscellaneous taxes $29 thousand (88%), telephone $94 thousand (123%), postage $88 thousand (132%), goodwill amortization $83 thousand (115%), and advertising $113 thousand (269%). Goodwill amortization in 1996 includes amortization of the American Acquisition ($75 thousand) not present in 1995. Other miscellaneous expenses decreased $98 thousand (15%) from 1995. This decrease resulted primarily from one-time expenses in 1995 of approximately
$120 thousand related to a branch closing during the quarter ended June 30, 1995. In addition, the Company settled litigation resulting in approximately $60 thousand in expenses during the quarter ended June 30, 1995.

     Bancorp experienced a reduction in FDIC insurance expense of $148 thousand (100%) from the prior period as a result of new assessment rates set by the Federal Deposit Insurance Corporation.

INCOME TAXES

     Total provision for income taxes of $1.088 million and $621 thousand for the three months ended June 30, 1996 and 1995, respectively, was computed using the statutory federal and state income tax rates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

     During the six month period ended June 30, 1996 and 1995, $60 thousand and $93 thousand, respectively, were charged against operations for the provision for loan losses.

     Net interest income after provision for loan losses in the six months ended June 30, 1996 increased to $12.826 million from $8.729 million for the same period in 1995. This 48% increase is primarily due to the increase in average earning assets in 1996 compared to 1995. Average earning assets increased from $259 million to $401 million or 55% due to the Acquisitions.

OTHER INCOME

     Non-interest income for the six months ended June 30, 1996 was $3.799 million - an increase of $2.335 million or 159%, over non-interest income for the same period in 1995. Service charges on deposit accounts increased $1.102 million (145%) to $1.861 million in 1996. Miscellaneous other income increased $714 thousand (184%) to $1.101 million in 1996. These increases are primarily attributable to the Acquisitions, which substantially increased the deposit and loan base of Bancorp. Gain on sale of loans increased $213 thousand (195%) to $322 thousand due to an increase in the volume of SBA loans being originated and sold during the period ended June 30, 1996. During the second quarter of 1996, Bancorp sold its merchant credit card accounts to the company that has processed these accounts for the prior two years. A gain of approximately $385 thousand was recorded in this period. The effect of this sale on the ongoing operations of the Company is to reduce future net earnings by less than $10 thousand per quarter.

OTHER EXPENSE

     Non-interest expenses increased $4.001 million (56%) to $11.078 million in 1996. Due to the Acquisitions, Bancorp grew approximately 80% in assets and added 17 branches resulting in these increases. Specifically, Bancorp had the following increases in individual expense categories: salaries and employee benefits $2.134 million (69%), occupancy and furniture and equipment $771 thousand (55%), stationary, printing and supplies $121 thousand (85%), professional fees $27 thousand (8%), insurance $46 thousand (49%), other real estate $30 thousand (13%), miscellaneous taxes $44 thousand (68%), telephone $127 thousand (88%), postage $100 thousand (118%), goodwill amortization $207 thousand (201%), advertising $221 thousand (307%) and miscellaneous other expenses $417 thousand (41%). Goodwill amortization in 1996 includes amortization of the JTNB ($59 thousand) and American ($148 thousand) acquisitions not present in 1995. The major components of the increase in miscellaneous expenses are advertising and public relations of $127 thousand and one time merger related costs of $154 thousand. The other miscellaneous expense increase of $417 thousand includes one time expenses in 1995 of approximately $160 thousand.

     Bancorp experienced a reduction in FDIC insurance expense of $244 thousand (82%) in the quarter as a result of new assessment rates set by the Federal Deposit Insurance Corporation.

INCOME TAXES

     Total provision for income taxes of $2.050 million and $1.131 million for the six months ended June 30, 1996 and 1995, respectively, was computed using the statutory federal and state income tax rates.

                               FINANCIAL CONDITION

     Bancorp's total assets, deposits and capital increased $139.4 million (45%), $128.7 million (48%) and $9.3 million (27%), respectively, during the six months ended June 30, 1996. These increases are primarily the result of the acquisition of American on January 5, 1996. On the acquisition date, American had cash and federal funds sold of $31.0 million, securities of $48.5 million, and deposits of $157.9 million. These increases were partially offset by the maturing of approximately $7 million in public fund time deposits which the Company elected not to renew.

LIQUIDITY

     The total of cash and due from banks and federal funds sold, Bancorp's primary source of liquidity, increased $9.7 million for the period - $36.3 million at June 30, 1996 compared to $26.6 million at December 31, 1995. This increase was primarily due to the acquisition of American which had cash and due from banks and federal funds sold of $27.8 million. Additionally, investment securities maturities and paydowns provided an additional $20 million of liquid funds. This additional liquidity was partially used to fund a net increase in loans of approximately $20 million since December 31, 1995 and maturities of the public funds. The second source of liquidity is Bancorp's investment securities of $53.5 million at June 30, 1996 which increased $20.1 million during the period as a result of the acquisition of American.

     An additional external source of liquidity is two unsecured federal funds lines of credit that 1st United Bank has established with two of its correspondent banks totaling $12 million. In addition, 1st United Bank has entered into a master repurchase agreement with the two financial institutions. 1st United Bank is also a member of the Federal Home Loan Bank and has a borrowing capability of approximately $45 million under a blanket security agreement.

     At June 30, 1996, cash and due from banks, short-term investments (due within one year), and federal funds sold totaled $44.0 million versus potentially volatile liabilities (C.D.'s of $100,000 or more and public funds) of $16.6 million.

CAPITAL RESOURCES

     At June 30, 1996, Bancorp had total shareholders' equity of $43.3 million, an increase of $9.345 million over that of December 31, 1995. This increase was the result of net income through June 30, 1996 of $3.497 million, declaration of a $517 thousand cash dividend, an increase in unrealized loss in available for sale securities of $6 thousand and issuance of stock related to the American purchase resulting in $6.371 million in additional equity.

     Dividends per share for the six months ended June 30, 1996 were $.07 per share compared to $.11 per share in 1995. During the first quarter of 1995, the Company paid an annual dividend of $.08 per share. Subsequent to March 31, 1995, the Company began quarterly dividends. As a result, the six months ended June 30, 1995 include an annual dividend of $.08 and the Company's first quarter dividend of $.03. Dividends for the period ended June 30, 1996 included the first quarter and second quarter 1996 dividend of $.03 and $.04, respectively.

The components of capital resources are as follows:

                                             (in thousands)
                                         MARCH  31,    DECEMBER 31,
                                            1996          1995
                                       -------------   ------------
Long term debt                         $      0        $     39
                                        -------         -------
Risk adjusted assets                    341,273         276,276
                                        -------         -------
Total assets                            446,135         306,715
                                        -------         -------

Tier 1 Capital

  Common shareholders' equity          $43,314          $33,969
  Unrealized losses on available
   for sale securities, net of tax          75               69
  Goodwill and other excludable
   intangibles                          (7,754)          (4,424)
                                        ------           ------
                                        35,635           29,614

Tier 2 Capital

  Includable portion of allowance
   for loan losses                       4,567            3,453
                                       -------          -------
  Total regulatory capital             $40,202          $33,067
                                       =======          =======
  Tier 1 risk adjusted capital
   ratio                                 10.44%           10.72%
  Total risk adjusted capital
   ratio                                 11.78%           11.97%
  Leverage ratio                          7.99%            9.66%
  Long-term debt to common equity
   ratio                                   N/A               .1%

     The Federal Reserve Board has adopted supervisory risk based capital ratios of capital to risk weighted assets which require Bancorp and its subsidiary to maintain a minimum 8.00% total risk based capital ratio at least half of which must be Tier I capital. Bancorp's total risk based capital ratio was 11.78% at June 30, 1996.

                                   June 30,         December 31,
                                     1996               1995
                                   --------         ------------
Loans 90 days or more past
 due and still accruing interest   $     0            $   951

Non-accrual loans                   12,699              2,459
                                    ------             ------
Total non-performing loans         $12,699            $ 3,410
                                    ======             ======
Restructured loans                 $   614            $   242
                                    ======             ======

Other real estate owned            $ 6,258            $ 1,552
                                    ======             ======
Ratio of non-performing loans
  to total loans                      3.86%              1.45%

Ratio of allowance for loan
  losses to total loans               2.71%              2.68%

Ratio of allowance for loan
  losses to non-performing loans        70%               185%

     Approximately $6.9 million in non-performing loans and $5.6 million in other real estate owned at June 30, 1996 was acquired in the American acquisition on January 5, 1996. Since the acquisition of American, approximately $1 million in non-performing loans and other real estate was sold, returned to earning status or repaid. Offsetting this decrease was approximately $2.3 million in FHA/VA government guaranteed loans which were repurchased in the second quarter of 1996. These loans are 100% guaranteed by the U.S. Government and no future losses are anticipated. The repurchase resulted from the sale of the mortgage servicing portfolio acquired from American which occurred in May, 1996.

     Management has developed an internal system for evaluating and grading loans on a quarterly basis. Watch list assets are those loans that have been graded substandard or worse by management, regulators, or the independent loan review consultant, due to potential weaknesses in the borrowers' ability to repay the loans, weaknesses in collateral, the borrowers' financial condition or other factors. Loans included in the watch list are reviewed and evaluated bi-weekly by senior management. At June 30, 1996, $26.5 million in loans were included on 1st United's internal watch list of which $13.8 million are performing loans. Watch list loans totalled approximately $12.9 million at December 31, 1995 of which $9.5 million were performing loans. Substantially all of the $13.6 million increase in watch list loans from December 31, 1995 was a result of loans acquired in the American acquisition. Correspondingly, approximately $2.6 million in allowance for loan losses or 3.6% of the total loans acquired was recorded upon the acquisition of American.

                           PART II - OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of shareholders of 1st United Bancorp was held on April 23, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934. The following summarizes all items voted on at this meeting:

1. The following Directors were elected for a one year (1) term by a majority of the 5,151,668 shares voted at the annual meeting. There was no solicitation in opposition to any nominee listed in the proxy statement. Such Directors constitute the entire Board of Directors continuing immediately after the annual meeting.

                                  FOR        AGAINST/WITHELD
                                  ---        ---------------
Anthony Andreozzi              5,146,882          4,786
James B. Baer                  5,146,882          4,786
James D. Beaty                 5,146,882          4,786
Roger G. Bond                  5,146,882          4,786
Anthony Comparato              5,146,882          4,786
Robert Comparato               5,146,882          4,786
J. Herman Dance                5,146,882          4,786
Ronald A. David                5,146,882          4,786
Thomas L. Delaney              5,146,882          4,786
David B. Dickenson             5,146,882          4,786
Mario A. DiFederico            5,146,882          4,786
Thomas Hanford                 5,146,882          4,786
Herman M. Jeffer               5,146,882          4,786
Maxwell King                   5,146,882          4,786
Harvey S. Klein                5,146,882          4,786
Billie H. McCutchen            5,146,882          4,786
Warren S. Orlando              5,146,882          4,786
Lindsey R. Perry, Sr.          5,146,882          4,786
Edward A. Sasso                5,146,882          4,786
Harold Toppel                  5,146,882          4,786
Dean Vegosen                   5,146,882          4,786
Donald Vinik                   5,146,882          4,786
Frank J. Zappala, Jr.          5,146,882          4,786


2. The shareholders approved an amendment to Bancorp's Articles of Incorporation increasing the authorized shares of Bancorp common stock from 10,000,000 shares to 20,000,000 shares.

                      FOR        AGAINST        ABSTAIN
                  ---------     --------        -------
                  5,114,651      31,012          6,005

3. The shareholders approved Bancorp's 1996 Senior Management Long Term Performance Incentive Plan.

                      FOR        AGAINST        ABSTAIN
                   ---------    --------        -------
                   5,070,495     67,715         13,458

                           PART II - Other Information

ITEM 5   Other Information

         None

ITEM 6   Exhibits and Reports on Form 8-K


         a.  1.  Exhibit 11  Computations of per share earnings*
             2.  Exhibit 27  Financial Data Schedules

         b. No reports on Form 8-K were filed during the second quarter of 1996.

* Filed herewith

Exhibit 11 - Statements Re:  computation of per share earnings

                                             (UNAUDITED)
                                           SIX MONTHS ENDED
                                               JUNE 30,
                                        ----------------------
                                        1996              1995

                          (Amounts in thousands, except per share amounts)

Primary:

Average shares outstanding              7,427             6,449
 Net effect of the assumed
  exercise of stock options
  based on the treasury stock
  method using average market
  price                                   302               256
                                       ------            ------

              Total                     7,729             6,705
                                       ======            ======

Net income                             $3,497            $1,985
                                       ======            ======
Income per common share:
Net income                             $  .45            $  .30
                                       ======            ======

Fully Diluted:

Average shares outstanding              7,427             6,449
Net effect of the assumed
 exercise of stock options
 based on the treasury stock
 method using average market
 price or period ended market
 price, whichever is higher               323               262
                                       ------            ------
              Total                     7,750             6,711
                                       ======            ======
Net income                             $3,497            $1,985
                                       ======            ======
Income per common share:
Net income                              $  .45           $  .30
                                        ======           ======

                                             (UNAUDITED)
                                            QUARTER ENDED
                                               JUNE 30,
                                        ----------------------
                                        1996              1995
                          (Amounts in thousands, except per share amounts)

Primary:

Average shares outstanding              7,450             6,576
 Net effect of the assumed
  exercise of stock options
  based on the treasury stock
  method using average market
  price                                   320               236
                                        -----            ------
              Total                     7,770             6,812
                                       ======            ======

Net income                             $1,917            $1,077
                                       ======            ======

Income per common share:
Net income                             $  .25            $  .16
                                       ======            ======

Fully Diluted:

Average shares outstanding              7,450             6,576
Net effect of the assumed
 exercise of stock options
 based on the treasury stock
 method using average market
 price or period ended market
 price, whichever is higher               323               262
                                       ------            ------
              Total                     7,773             6,838
                                       ======            ======
Net income                             $1,917            $1,077
                                       ======            ======

Income per common share:
Net income                              $  .25           $  .16
                                        ======           ======

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    1ST UNITED BANCORP
                              -------------------------------

Date:     July 30, 1996       /s/ WARREN S. ORLANDO
         ----------------     -------------------------------
                              Warren S. Orlando, President
                              and Chief Executive Officer

Date:     July 30, 1996       /s/ JOHN MARINO
         ----------------     -------------------------------
                              John Marino, Treasurer
                              (Principal Financial Officer)