Form 10-Q
period 1996-09-30
1ST UNITED BANCORP /FL/
filed 1996-11-07
CIK 883900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

For the Quarterly period ended   SEPTEMBER 30, 1996
                               --------------------------------

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934.

For the transition period from ________________ to ___________

Commission File Number:     0-20254
                       ------------------

                               1ST UNITED BANCORP
-------------------------------------------------------------------------------
                           (Exact name of Registrant)

       FLORIDA                                     65-0178023
-------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)

                  980 N. FEDERAL HIGHWAY, BOCA RATON, FL 33432
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 392-4000
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]      NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.
         7,449,704
--------------------------

                       1ST UNITED BANCORP AND SUBSIDIARIES

                                      INDEX

                                                          PAGE
Part I.  FINANCIAL INFORMATION                           NUMBERS
         ---------------------                           --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995            3

         Condensed Consolidated Statements of
         Income - nine months ended September 30, 1996
         and 1995                                            4

         Condensed Consolidated Statement of Income -
         three months ended September 30, 1996 and
         1995                                                5

         Condensed Consolidated Statements of Cash
         Flows - nine months ended September 30, 1996
         and 1995                                            6

         Condensed Consolidated Statement of
         Shareholders' Equity - nine months ended
         September 30, 1996                                  7

         Notes to Condensed Consolidated Financial
         Statements                                       8-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                      12-17

Part II  OTHER INFORMATION                                  18

Signatures                                                  19

Item 6.  Exhibits and Reports on Form 8-K

           Exhibit 11
           Exhibit 27


         This Form 10-Q contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions both generally and more specifically in the markets in which 1st United Bancorp ("Bancorp") and 1st United Bank ("1st United") operate, competition for Bancorp's and 1st United's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which Bancorp and 1st United have no control), changes in interest rates, the impact of Bancorp's rapid growth, and other risks detailed in the Annual Report on Form 10-KSB and in Bancorp's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

                                     ITEM 1
                       1ST UNITED BANCORP AND SUBSIDIARIRY
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                    SEPTEMBER 30,      DECEMBER 31,
                                         1996             1995
                                    ( UNAUDITED )     (  NOTE   )
                                    -------------     -------------
                                 (in thousands except per share data)

ASSETS
Cash and due from banks                 $24,963        $ 18,256
Federal funds sold                            0           8,370
                                        --------        -------
Cash and cash equivalents                24,963          26,626
Investment securities available for
 sale                                    16,817           7,599
Investment securities held to maturity
 market value of $33,275 and $25,793
 at 1996 and 1995)                       34,013          25,735
Loans, net of allowance for loan
 losses of $8,766 in 1996 and
 $6,299 in 1995                         335,393         228,240
Premises and equipment, net              13,539           5,636
Accrued interest receivable               1,988           1,640
Other real estate owned                   4,660           1,552
Goodwill, net                             7,866           4,229
Other assets                              6,934           5,458
                                       --------        --------

                                       $446,173        $306,715
                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand deposits, non-interest
  bearing                              $112,357         $ 79,538
  NOW and Money Market accounts         139,172          101,401
  Savings deposits                       46,843           32,434
  Time deposits of $100,000 or more      19,745           15,345
  Time deposits less than $100,000       72,475           41,038
                                       ---------        --------
          Total deposits                390,592          269,756

Long-term debt                                0               39
Federal funds purchased and
  repurchase agreements                   6,693              700
Accrued interest and
  Other liabilities                       4,121            2,251
                                       ----------       --------
            Total liabilities           401,406          272,746

Shareholders' equity:
Common Stock, par value $.01 per
  share - authorized 20,000,000
  shares, issued and outstanding
  7,449,704 shares in 1996 and
  6,629,804 in 1995                          74               66
Additional paid-in capital               30,680           24,317
Retained earnings                        14,118            9,655
Unrealized losses on available
    for sale securities                    (105)            ( 69)
                                       --------         --------
                                         44,767           33,969
                                       --------         --------
                                       $446,173         $306,715
                                       ========         ========

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            NINE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                         1996         1995
                                    ---------     -----------
                                (in thousands except per-share data)

Interest income:
 Loans, including fees               $ 22,327       $ 16,366
 Due from banks                           415            116
 Federal funds sold                       729             50
 Investment securities                  2,689          1,920
                                     --------        -------
                                       26,160         18,452

Interest expense:
 Interest expense on deposits           6,430          4,386
 Interest expense on federal funds
 and borrowings                           128            317
                                     --------       --------
                                        6,558          4,703
                                     --------       --------
Net interest income                    19,602         13,749
Provision for loan losses                  70            132
                                     --------       --------
Net interest income after provision
  for loan losses                      19,532         13,617

Other income:
 Service charges on deposit accounts    2,762          1,186
 Gain on sale of loans                    551            204
 Gain on sale of asset                    385              0
 Credit card discount                     100             83
 Rental income                             80            104
 Miscellaneous                          1,395            768
                                      -------         ------
                                        5,273          2,345
Other expenses:
 Salaries and employee benefits         7,660          4,797
 Occupancy and furniture
   and equipment                        3,173          2,172
 Insurance                                229            160
 Other real estate                        395            377
 Stationery, printing and supplies        383            242
 Professional fees                        604            579
 FDIC insurance                             0            377
 Miscellaneous taxes                      154             97
 Telephone                                405            217
 Postage                                  264            138
 Goodwill amortization                    465            175
 Advertising and public relations         384            170
 Miscellaneous                          2,351          1,399
                                      -------         ------
                                       16,467         10,900
                                      -------         ------

Income before income taxes              8,338          5,062
Income taxes                            3,070          1,845
                                     --------         ------
Net Income                           $  5,268         $3,217
                                     ========         ======

Income per common share:
  Net income                         $    .68        $   .48
                                      =======         ======
Dividends per share                  $    .11        $   .13
                                      =======         ======


See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                         1996         1995
                                   ----------      ----------
                             (in thousands except per share data)

Interest income:
 Loans, including fees               $  7,875       $  5,969
 Due from banks                            97             63
 Federal funds sold                        16             10
 Investment securities                    809            587
                                     --------        -------
                                        8,797          6,629
Interest expense:
 Interest expense on deposits           2,060          1,637
 Interest expense on federal funds
  and borrowings                           21             65
                                     --------       --------
                                        2,081          1,702
                                     --------       --------
Net interest income                     6,716          4,927
Provision for loan losses                  10             39
                                     --------       --------
Net interest income after provision
  for loan losses                       6,706          4,888

Other income:
 Service charges on deposit accounts      901            427
 Gain on sale of loans                    229             95
 Miscellaneous                            344            379
                                      -------         ------
                                        1,474            901
Other expenses:
 Salaries and employee benefits         2,430          1,701
 Occupancy and furniture
   and equipment                          993            763
 Insurance                                 89             66
 Other real estate                        135            147
 Stationery, printing and supplies        120            100
 Professional fees                        254            256
 FDIC insurance                             0             80
 Miscellaneous taxes                       45             32
 Telephone                                134             73
 Postage                                   79             53
 Goodwill amortization                    155             72
 Advertising and public relations          91             43
 Miscellaneous                            864            457
                                      -------         ------
                                        5,389          3,843
                                      -------         ------

Income before income taxes              2,791          1,946
Income taxes                            1,020            714
                                     --------         ------
Net income                           $  1,771         $1,232
                                     ========         ======

Income per common share:
  Net income                         $    .23        $   .18
                                      =======         ======

Dividends per share                  $    .04        $   .03
                                      =======         ======

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            NINE MONTHS
                                               ENDED
                                            SEPTEMBER 30,
                                           1996        1995
                                       --------     -------
                                            (in thousands)

Operating Activities:
  Net income                            $ 5,268      $3,217
Adjustments to reconcile net
   income to net cash provided
   by operating activities, net
   of effect of acquisition               1,948         569
                                       --------     -------
  Net cash provided by
   operating activities                   7,216       3,786

Investing Activities:
  Net cash received (paid) in
    acquisition                          26,298       ( 316)
  Purchases of investment securities
   held to maturity                     ( 1,982)      ( 150)
  Maturities of investment securities
   held to maturity                       6,120      25,124
  Purchases of securities available
   for sale                             ( 2,196)          0
  Maturities and sales of securities
   available for sale                    28,979           0
  Increase in loans, net                (33,865)     (1,974)
  Other                                   2,049       2,246
                                       --------     -------


  Net cash provided by investing
   activities                            25,403      24,930

Financing Activities:
  Payment of dividends                    ( 805)      ( 892)
  Increase in short term borrowings       5,993       2,023
  Payments on long-term debt            ( 2,782)     (2,044)
  Notes payable, related party            2,168           0
  Repayment of notes payable,
   related parties                      ( 2,168)          0
  Repurchase of common stock                  0      (1,302)
  Decrease in deposits, net             (37,028)    (37,212)
  Other                                     340      (  946)
                                       --------     -------
  Net cash used in financing
   activities                           (34,282)    (40,373)
                                       --------     -------

  Decrease in cash and cash
   equivalents                           (1,663)    (11,657)

  Cash and cash equivalents at
   beginning of period                   26,626      27,695
                                       --------     -------

  Cash and cash equivalents at end
   of period                           $ 24,963     $16,038
                                       ========     =======



                       1ST UNITED BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                                 UNREALIZED LOSSES     TOTAL
                                      COMMON          STOCK       ADDITIONAL         RETAINED    ON AVAILABLE FOR   SHAREHOLDERS'
                                      SHARES         AMOUNT       PAID-IN-CAPITAL    EARNINGS     SALE SECURITIES      EQUITY
                                    ---------      ---------      ---------------    --------    -----------------  -------------

Balance at
December 31,
 1994 ..........................    6,319,304       $     63      $    22,322        $   6,243        ($    292)     $    28,336

Repurchase of
 common stock ..................     (180,000)           ( 2)          (1,305)               0                0           (1,307)

Stock issued
 for acquisition
 of Jupiter Tequesta
 National Bank .................      486,000              5            3,285                0                0            3,290

Exercise of
 stock options .................        4,500              0               15                0                0               15

Unrealized loss
 on available for
 sale securities,
 net of tax ....................            0              0                0                0              223              223

Cash dividends -
 $.16 per share ................            0              0                0           (1,090)               0           (1,090)

 Net income ....................            0              0                0            4,502                0            4,502
                                --------------------------------------------------------------------------------------------------
 Balance at
 December 31,
  1995 .........................    6,629,804       $     66           24,317            9,655              (69)          33,969

Stock issued
 for acquisition
 of The American
 Bancorporation
 of the South,
 unaudited .....................      819,900              8            6,363                                              6,371

Adjustment to
 unrealized
 losses on
 available for
 sale securities,
 net of tax, unaudited .........                                                                           (36)             (36)

Cash dividends
 - $.11 per share, unaudited ...                                                         (805)                             (805)

Net income through
 Sept. 30, 1996,
 unaudited .....................                                                        5,268                             5,268
                                    ---------      ---------       ----------        --------         ---------       ----------

Balance at
 Sept. 30, 1996,
 unaudited .....................    7,449,704       $     74        $  30,680         $14,118            ($105)       $   44,767
                                    =========      =========       ==========        ========         =========       ==========

See Accompanying Notes

                       1ST UNITED BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in 1st United Bancorp's ("Bancorp") annual report on FORM 10-KSB for the year ended December 31, 1995.

NOTE B - ALLOWANCE FOR LOAN LOSSES

      At September 30, 1996, Bancorp's allowance for loan losses was approximately $8.8 million. Although management believes the allowance for possible losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

      The following summarizes the activity in the allowance for loan losses for the period ended September 30, 1996 and the year ended December 31, 1995:

                                             (in 000's)
                               NINE MONTHS                 YEAR ENDED
                          ENDED SEPTEMBER 30, 1996     DECEMBER 31, 1995
                          ------------------------     -----------------

    Balance at
     beginning of
     period                       $6,299                   $6,339
    Charge-offs                     (489)                    (795)
    Recoveries                       318                      260
                                  ------                   ------
      Net charge-offs               (171)                    (535)
    Provision for loan losses         70                      162
    Allowance of purchased banks
     at date acquired              2,568                      333
                                  ------                   ------
    Balance at end of period      $8,766                   $6,299
                                  ======                   ======


NOTE C - INCOME PER COMMON SHARE

      Income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. Average shares outstanding after the dilutive effect of common stock equivalents for the nine months ended September 30, 1996 and 1995 were 7,743,000 and 6,755,000, respectively, and for the quarter ended September 1996 and 1995 were 7,777,000 and 6,905,000, respectively.

NOTE D - ACQUISITIONS

      Bancorp executed an acquisition agreement (the "Agreement") on July 29, 1996 to acquire Park Bankshares, Inc. ("Park") and its wholly owned subsidiary First National Bank of Lake Park (First National").

      The Agreement calls for Bancorp to issue to Park shareholders up to a maximum of $8.75 million in Bancorp Common Stock. The purchase price may decrease depending on the value of Park's adjusted closing equity as defined in the Agreement. The number of Bancorp Common Shares issued will also depend on the average of the daily closing stock price of Bancorp Common Stock for the 20 days prior to closing as determined in the Agreement. If the computed average is below $8.50 per share, then the stock will be valued at $8.50 per share, correspondingly, if the stock price is above $11.50 per share, then the stock will be valued at $11.50 per share. Management anticipates the acquisition will be accounted for as a "pooling-of-interests" under generally accepted accounting principles.

      Park operates out of four locations; its main office in Lake Park and a branch in each of West Palm Beach, Riviera Beach and Jupiter, Florida. At June 30, 1996, Park had net loans, deposits, assets and shareholders' equity of approximately $32.6 million, $62.1 million, $67.2 million and $4.2 million, respectively.

      The anticipated completion of the acquisition is in the fourth quarter of 1996. The Agreement is subject to regulatory and Park shareholder approval and satisfaction of other contingencies.

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

      Approximately $170 million in total assets were acquired. Included in this total was approximately $20 million, $48 million, $77 million, $8 million and $5 million in fed funds, investments, gross loans, bank premises and equipment, and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $158 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were assumed and sixteen (16) bank- owned branch locations throughout Brevard County were acquired.

      To facilitate the acquisition of American, certain of the directors of Bancorp and senior management of 1st United committed to loan Bancorp $2.5 million. On January 4, 1996 Bancorp borrowed approximately $2.2 million from these individuals at a 10% annual interest rate, payable quarterly, with the entire outstanding principal balance due in one year. Bancorp paid a 1% commitment fee and 1% funding fee to these individuals and also had the option of extending the maturity of these notes for five one-year terms. Bancorp repaid these borrowings in full on May 1, 1996.

The following summarizes (in thousands) the approximate fair value of the assets of American acquired and the liabilities assumed:

               Cash and federal funds sold    $ 31,028
               Investment securities            48,452
               Net loans                        72,807
               Other assets                     17,297
               Total deposits                 (157,864)
               Borrowings                     (  2,742)
               Accrued interest and
                other liabilities             (  1,530)
                                              --------
               Net assets                     $  7,448
                                              ========

Pro forma financial information for Bancorp, as if the American acquisition had taken place as of January 1, 1996 and 1995 for income and per share data is as follows:

                               NINE MONTHS ENDED SEPTEMBER 30,
                               -------------------------------
                            (in thousands except per share data)

                                  1996               1995
                                --------           ------

Total interest income           $26,160            $27,081
Provision for loan losses            70                132
Net interest income after
  provision for loan losses      19,532             18,323
Income before taxes               8,338              4,422
Net income                        5,268              2,830
Net income per share                .67                .37

NN-PERFORMING ASSETS

      American had approximately $5.1 million in other real estate owned ("ORE") and $11 million in non-performing loans. Included in ORE is a condominium project in Cocoa Beach, Florida with a carrying value of approximately $3.0 million, representing 33 completed units and undeveloped land. Of the $16.1 million in non performing assets acquired, approximately $5.2 million of ORE has been sold, $3.2 million in loans have been repaid and $2.4 million has been returned to accrual in the first nine months of 1996. In addition, there are contracts to sell another $.6 million in ORE of the former American. These figures do not include the $2.3 million in FHA/VA government guaranteed loans which were repurchased in the second quarter and subsequently sold in the third quarter with no adverse effect on earnings. The repurchase resulted from the sale of the mortgage servicing portfolio acquired from American which occurred in May, 1996. Substantially all of the non-performing loans are secured by real estate. Both the other real estate and non-performing loans are carried at the lower of cost or fair value less costs of disposal. No significant writedowns affecting ongoing earnings are anticipated by management in 1996 on American nonaccrual loans or ORE.

      In addition to gross loans, on January 5, 1996 1st United added approximately $2.6 million to its allowance for loan losses representing the historical allowance for loan losses acquired from American. The allowance represents approximately 3.4% of total loans acquired.

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS
                              ---------------------


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

      The significant variances noted below are substantially a result of Bancorp's acquisitions (the "Acquisitions") of Jupiter Tequesta National Bank ("JTNB") in April, 1995 and The American Bancorporation of the South ("American") on January 5, 1996. Due to the Acquisitions, average assets for the third quarter of 1996 increased $146 million to $448 million as compared to the third quarter of 1995, the number of branches increased from 11 to 27, and personnel increased from 160 full time equivalents to 270 full time equivalents.

      On April 14, 1995, Bancorp acquired JTNB, a one location national bank headquartered in Tequesta, Florida, which had total assets, deposits and capital of approximately $57 million, $53 million and $4 million, respectively. Bancorp issued approximately 486,000 shares (value per share of $6.77 net of issuance costs) of common stock and paid $3.4 million cash to the shareholders of JTNB. The acquisition was accounted for using the purchase method of accounting and approximately $3.6 million in goodwill was recorded which is being amortized over 15 years under the straight-line method.

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

      Approximately $160 million in total assets were acquired from American including $20 million, $48 million, $77 million, $8 million and $5 million in fed funds, investments, gross loans, bank premises and equipment, and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $157 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were acquired along with sixteen(16) bank-owned branch locations throughout Brevard County.

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

      Bancorp's results of operations depend, to a large extent, on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities.

      For the three month periods ended September 30, 1996 and 1995, $10 thousand and $39 thousand, respectively, were charged against normal operations for the provision for loan losses.

      Net interest income after provision for loan losses in the quarter ended September 30, 1996 increased to $6.706 million from $4.888 million for the same period in 1995. This 37% increase is primarily due to the Acquisitions which resulted in average earning assets increasing from $280 million in 1995 to $398 million in 1996. The net interest margin on earning assets for the quarter ended September 30, 1996 decreased to 6.75% as compared to 7.05% for the quarter ended September 30, 1995. This difference was primarily a result of the difference in the asset mix between these quarters. During the third quarter of 1995 the loan to deposit ratio was 90% and due to the Acquisitions, this ratio decreased to 84% during the quarter ended September 30, 1996.

OTHER INCOME

      Non-interest income for the three months ended September 30, 1996 was $1.474 million - an increase of $573 thousand or 64%, over non-interest income for the same period in 1995. This increase was primarily a result of service charges on deposits which increased $474 thousand (111%) to $901 thousand in 1996. This increase was primarily due to the Acquisitions, resulting in average deposits increasing $132 million in 1996 compared to 1995. Gain on sale of loans increased $134 thousand (141%) to $229 thousand due to an increase in total SBA guaranteed loans sold.

OTHER EXPENSES

      Non-interest expenses increased $1.546 million (40%) to $5.389 million for the three months ended September 30, 1996 as compared to the same period in 1995. Due to the Acquisitions, Bancorp grew approximately 80% in assets and added 17 branches resulting in increases in expenses. Specifically, Bancorp had the following increases in individual expense categories: salaries and employee benefits $729 thousand (43%), occupancy and furniture and equipment $230 thousand (30%), stationary, printing and supplies $20 thousand (20%), insurance $23 thousand (35%), miscellaneous taxes $13 thousand (41%), telephone $61 thousand (84%), postage $26 thousand (49%), goodwill amortization $83 thousand (115%), and advertising and public relations $48 thousand (112%). Goodwill amortization in 1996 includes amortization of the American Acquisition ($75 thousand) not present in 1995. Other miscellaneous expenses increased $313 thousand (33%) from 1995. Included in other miscellaneous expense for 1996 are $80 thousand costs associated with the acquisition of Park.

      Bancorp experienced a reduction in FDIC insurance expense of $80 thousand (100%) from the prior period as a result of new assessment rates set by the Federal Deposit Insurance Corporation.

INCOME TAXES

      Total provision for income taxes of $1.020 million and $714 thousand for the three months ended September 30, 1996 and 1995, respectively, was computed using the statutory federal and state income tax rates.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES

      During the nine month period ended September 30, 1996 and 1995, $70 thousand and $132 thousand, respectively, were charged against operations for the provision for loan losses.

      Net interest income after provision for loan losses in the nine months ended September 30, 1996 increased to $19.532 million from $13.617 million for the same period in 1995. This 43% increase is primarily due to the increase in average earning assets in 1996 compared to 1995. Average earning assets increased from $266 million to $399 million or 50% due to the Acquisitions.

OTHER INCOME

      Non-interest income for the nine months ended September 30, 1996 was $5.273 million - an increase of $2.928 million or 125%, over non-interest income for the same period in 1995. Service charges on deposit accounts increased $1.576 million (133%) to $2.762 million in 1996. Miscellaneous other income increased $627 thousand (82%) to $1.395 million in 1996. These increases are primarily attributable to the Acquisitions, which substantially increased the deposit and loan base of Bancorp. Gain on sale of loans increased $347 thousand (170%) to $551 thousand due to an increase in the volume of SBA loans being originated and sold during the period ended September 30, 1996. During the second quarter of 1996, Bancorp sold its merchant credit card accounts to the company that has processed these accounts for the prior two years. A gain of approximately $385 thousand was recorded in this period due to this sale. The effect of this sale on the ongoing operations of the Company is to reduce future net earnings by less than $10 thousand per quarter.

OTHER EXPENSE

      Non-interest expenses increased $5.567 million (51%) to $16.467 million in 1996. Due to the Acquisitions, Bancorp grew approximately 80% in assets and added 17 branches resulting in these increases. Specifically, Bancorp had the following increases in individual expense categories: salaries and employee benefits $2.863 million (60%), occupancy and furniture and equipment $1.001 million (46%), stationary, printing and supplies $141 thousand (58%), professional fees $25 thousand (4%), insurance $69 thousand (43%), other real estate $18 thousand (5%), miscellaneous taxes $57 thousand (59%), telephone $188 thousand (87%), postage $126 thousand (91%), goodwill amortization $290 thousand (166%), advertising and public relations $214 thousand (126%) and miscellaneous other expenses $952 thousand (68%). Goodwill amortization in 1996 includes amortization of the JTNB ($59 thousand) and American ($225 thousand) acquisitions not present in 1995.

      Bancorp experienced a reduction in FDIC insurance expense of $377 thousand in the period as a result of new assessment rates set by the Federal Deposit Insurance Corporation.

INCOME TAXES

      Total provision for income taxes of $3.070 million and $1.845 million for the nine months ended September 30, 1996 and 1995, respectively, was computed using the statutory federal and state income tax rates.

                               FINANCIAL CONDITION

      Bancorp's total assets, deposits and capital increased $139.5 million (45%), $120.8 million (45%) and $10.8 million (32%), respectively, during the nine months ended September 30, 1996. These increases are primarily the result of the acquisition of American on January 5, 1996. On the acquisition date, American had cash and federal funds sold of $31.0 million, securities of $48.5 million, and deposits of $157.9 million.

LIQUIDITY

      The total of cash and due from banks and federal funds sold, Bancorp's primary source of liquidity, decreased $1.7 million for the period - $25.0 million at September 30, 1996 compared to $26.6 million at December 31, 1995. The second source of liquidity is Bancorp's investment securities of $50.8 million at September 30, 1996 which increased $17.5 million during the period primarily as a result of the acquisition of American.

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

      At September 30, 1996, cash and due from banks, short-term investments (due within one year), and federal funds sold totaled $33.1 million versus potentially volatile liabilities (C.D.'s of $100,000 or more, Federal Funds purchased and public funds) of $26.4 million.

CAPITAL RESOURCES

      At September 30, 1996, Bancorp had total shareholders' equity of $44.8 million, an increase of $10.8 million over that of December 31, 1995. This increase was the result of net income through September 30, 1996 of $5.268 million, declaration of $805 thousand cash in dividends, an increase in unrealized loss in available for sale securities of $36 thousand and issuance of stock related to the American purchase resulting in $6.371 million in additional equity.

      Dividends per share for the nine months ended September 30, 1996 were $.11 per share compared to $.14 per share in 1995. During the first quarter of 1995, the Company paid an annual dividend of $.08 per share. Subsequent to March 31, 1995, the Company began quarterly dividends. As a result, the nine months ended September 30, 1995 include an annual dividend of $.08 and the Company's first and second quarter dividends of $.03 each. Dividends for the period ended September 30, 1996 included the first quarter, second and third quarter 1996 dividends of $.03 and $.04 and $.04, respectively.

The components of capital resources are as follows:

                                             (in thousands)
                                     SEPTEMBER 30,   DECEMBER 31,
                                          1996          1995
                                     -------------   -----------

Long term debt                         $      0        $     39
                                        -------         -------
Risk adjusted assets                    373,169         276,276
                                        -------         -------
Total assets                            446,173         306,715
                                        -------         -------

Tier 1 Capital
  Common shareholders' equity          $44,767          $33,969
  Unrealized losses on available
   for sale securities, net of tax         105               69
  Goodwill and other excludable
   intangibles                          (8,234)          (4,424)
                                        -------         -------
                                        36,638           29,614

Tier 2 Capital

  Includable portion of allowance
   for loan losses                       4,665            3,453
                                       -------          -------
  Total regulatory capital             $41,303          $33,067
                                       =======          =======
  Tier 1 risk adjusted capital
   ratio                                  9.79%           10.72%
  Total risk adjusted capital
   ratio                                 11.04%           11.97%
  Leverage ratio                          8.15%            9.66%
  Long-term debt to common equity
   ratio                                   N/A               .1%

      The Federal Reserve Board has adopted supervisory risk based capital ratios of capital to risk weighted assets which require Bancorp and its subsidiary to maintain a minimum 8.00% total risk based capital ratio at least half of which must be Tier I capital. Bancorp's total risk based capital ratio was 11.04% at September 30, 1996.

NON-PERFORMING ASSETS

                                   SEPTEMBER 30,      DECEMBER 31,
                                       1996               1995
                                   -------------      ------------

Loans 90 days or more past
due and still accruing interest       $    0             $   951

Non-accrual loans                      9,209              2,459
                                      ------             ------

Total non-performing loans           $ 9,209            $ 3,410
                                      ======             ======
Restructured loans                   $   614            $   242
                                      ======             ======
Other real estate owned              $ 4,660            $ 1,552
                                      ======             ======

Ratio of non-performing loans
 to total loans                        2.67%              1.45%

Ratio of allowance for loan
 losses to total loans                 2.55%              2.68%

Ratio of allowance for loan
 losses to non-performing loans          95%               185%

      Approximately $4.053 million in non-performing loans and $3.854 million in other real estate owned at September 30, 1996 was acquired in the American acquisition on January 5, 1996. Since the acquisition of American, approximately $10.8 million in non-performing loans and other real estate was sold, returned to earning status or repaid.

      Management has developed an internal system for evaluating and grading loans on a quarterly basis. Watch list assets are those loans that have been graded substandard or worse by management, regulators, or the independent loan review consultant, due to potential weaknesses in the borrowers' ability to repay the loans, weaknesses in collateral, the borrowers' financial condition or other factors. Loans included in the watch list are reviewed and evaluated bi-weekly by senior management. At September 30, 1996, $20.7 million in loans were included on 1st United's internal watch list of which $11.6 million are performing loans. Watch list loans totalled approximately $12.9 million at December 31, 1995 of which $9.5 million were performing loans. Substantially all of the $7.8 million increase in watch list loans from December 31, 1995 was a result of loans acquired in the American acquisition. Correspondingly, approximately $2.6 million in allowance for loan losses or 3.4% of the total loans acquired was recorded upon the acquisition of American.

                           PART II - Other Information



ITEM 6   Exhibits and Reports on Form 8-K

            a.  1.  Exhibit 11  Computations of per share earnings*
                2.  Exhibit 27  Financial Data Schedules*

            b. On July 29, 1996, Bancorp filed a Form 8-K to report the Agreement and Plan of Merger dated July 29, 1996 between Bancorp, Park Bankshares, Inc. and First National Bank of Lake Park.

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              1ST UNITED BANCORP



Date: OCTOBER 18, 1996        /S/ WARREN S. ORLANDO
                              --------------------------------
                              Warren S. Orlando, President
                              and Chief Executive Officer



Date: OCTOBER 18, 1996        /S/ JOHN MARINO
                              --------------------------------
                              John Marino, Treasurer
                              (Principal Financial Officer)