Form 10-K405
period 1996-12-31
1ST UNITED BANCORP /FL/
filed 1997-02-20
CIK 883900

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended  DECEMBER 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-20254

                        1ST UNITED BANCORP
  (Exact name of registrant as specified in its charter)

     FLORIDA                           65-0178023
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

  980 N. FEDERAL HWY., BOCA RATON, FL         33432
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number   (561) 392-4000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------

-------------------                  -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes. [X]    No. [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $85,731,000 as of January 31, 1997.

     State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 8,435,804 as of January 31, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Amendment No. 2 to the Issuer's Registration Statement on Form S-4, No 33-45665, declared effective May 11, 1992 and the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Form 10-K. The Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders will be incorporated by reference, when filed, into Part III of this Form 10-K.

                          1st United Bancorp and Subsidiary
INDEX

                                                     DOCUMENT*
PART I                                               AND PAGE
                                                     --------
     Item 1.  Business                               K  p 5

     Item 2.  Properties                             K  p 23

     Item 3.  Legal Proceedings                      K  p 26

     Item 4.  Submission of Matters to a Vote of
              Security Holders                       K  p 26

PART II

     Item 5.  Market for Registrant's Common Equity
              and Related Shareholder Matters        AR  p 26

     Item 6.  Selected Financial Data                AR  p 6

     Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                             AR  p 8

     Item 8.  Financial Statements and Supplementary
              Data                                   AR  p 28

     Item 9.  Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                     N/A

PART III

     Item 10. Directors and Executive Officers
              of the Registrant                      PS

     Item 11. Executive Compensation                 PS

     Item 12. Security Ownership of Certain
              Beneficial Owners and Management       PS

     Item 13. Certain Relationships and Related
              Transactions                           PS

PART IV

     Item 14. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                K  P 29

     * K  means the Form 10-K
       AR means the Registrant's 1996 Annual Report to
          Shareholders
       PS means the Registrant's Proxy Statement to be filed in connection with its 1997 Annual Meeting of Shareholders in accordance with General Instructions
          G(3)
      N/A means not applicable

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the markets in which Bancorp and 1st United operate), competition for Bancorp's and 1st United's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which Bancorp and 1st United have no control), changes in interest rates, the impact of Bancorp's rapid growth, and other risks detailed in Bancorp's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

                                     PART I

ITEM 1. BUSINESS

     GENERAL

     1st United Bancorp ("Bancorp"), a bank holding company, is a Florida corporation which was incorporated on March 30, 1989 for the purpose of acquiring 1st United Bank ("1st United"). 1st United became the subsidiary of Bancorp by means of a transaction in which the shareholders of 1st United became the shareholders of Bancorp. As a bank holding company, Bancorp is regulated by the Federal Reserve Board ("FRB").

     1st United received authorization from the Florida Department of Banking and Finance ("FDBF") and commenced operations as a Florida-chartered bank on December 17, 1987. 1st United's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Federal Reserve System and the Federal Home Loan Bank Board of Atlanta.

     1st United engages in the general business of banking, throughout its service area of Palm Beach County, Brevard County, southern Martin County and northern Broward County. 1st United maintains its central banking office in Boca Raton, Florida and presently operates 29 full-service banking facilities as follows: two in Boca Raton, two in West Palm Beach, two in Lake Worth and one each in Hypoluxo, Hobe Sound, Stuart, Lighthouse Point, Singer Island, Lake Park, Jupiter/Tequesta and sixteen throughout Brevard County. Each banking facility concentrates its service on the local community in which it is located. Although Palm Beach County, Brevard County, Martin County and Broward County have a great deal of tourist business, 1st United's target market consists of professionals and businesses; as such the operations of 1st United have not, to date, been materially impacted by seasonal fluctuations in the populations of the counties in which it operates.

         Approximately 67% ($325 million) of 1st United's deposits are derived from nine of its branches located in Palm Beach County, Florida. In general, Palm Beach County is an affluent, growing market with a total population of approximately 1 million and an average medium household income of $37,000. 1st United's deposits represent approximately 3.4% of all commercial bank deposits and 2.0% of combined commercial bank and thrift deposits in the county.

         1st United is the largest community bank headquartered in Palm Beach County. The banking industry in Palm Beach County is highly competitive. The dominant commercial banks or thrifts in the county include: Barnett Bank, First Union, Great Western Bank and NationsBank. Of the total deposits of $16.2 billion in Palm Beach County at September 30, 1996, according to the Florida Bankers Association, these financial institutions represented approximately $8.4 billion in deposits or 52% of the market.

         As a result of the acquisition of The American Bancorporation of the South ("American"), 1st United acquired 16 branches and approximately $150 million in commercial bank deposits in Brevard County, Florida. These deposits represent approximately 5% of total commercial bank deposits and approximately 4% of combined commercial bank and thrift deposits in Brevard County, making 1st
United the largest community bank in this market. The dominant commercial banks or thrifts in Brevard County include: First Union, NationsBank, Barnett Bank and Sun Trust. Of the total deposits of $3.7 billion in Brevard County at September 30, 1996, according to the Florida Bankers Association, these financial institutions represented approximately $2.6 billion in deposits or 70% of the market. Brevard County is approximately 100 miles north of 1st United's branches in Martin County, Florida and has a population of approximately 470,000 and a median household income of $34,000.

     1st United's deposits of approximately $8 million in Martin County represent a market share of less than 1%. Bancorp will continue to review its competitive position and prospects for future operations in the Martin County market.

     The Lighthouse Point branch is located in northern Broward County, approximately 12 miles south of 1st United's main office, and was acquired on February 21, 1994 in connection with the acquisition of certain assets and liabilities of New River Bank. This branch had less than $8 million (less than 1% of the market) in deposits at December 31, 1996.

         1st United originates commercial, consumer, and real estate loans to individuals and businesses. The primary focus of 1st United is providing personalized quality banking products and services to small to medium size businesses, including professionals, and general retail customers within its market area. Management believes that this local market strategy, accompanied by strategic placement of bank personnel and branches, enables 1st United to attract and retain low cost core deposits which provide substantially all of 1st United's funding requirements. 1st United provides the services traditionally provided by commercial banks (with the exception of trust services), including: interest and non-interest-bearing accounts, consumer, business and real estate loans, membership in shared ATM networks that include HONOR and PRESTO!, credit cards, and safe deposit boxes.

     Bancorp's operating strategy emphasizes (i) continued expansion of 1st United, primarily in Palm Beach, Broward, Brevard and Martin counties, through internal growth and, when favorable, through selective acquisitions of, or mergers with, healthy, distressed or failed institutions or the selective acquisition of branches of such institutions; (ii) continued focus upon providing personalized quality banking products to small to medium size businesses and general retail customers; (iii) expanding its Small Business Administration guaranteed loan program, residential mortgage lending, and merchant credit cards; and (iv) controlling exposure to interest rate risk while optimizing operating results through effective asset/liability management and investment policies.

     In large part, the ability of 1st United to make investments such as loans depends on the amount of deposits that 1st United can generate. 1st United's profitability, in turn, depends primarily on the difference between the interest rates 1st United pays for deposits and the rate of return it receives on loans and on other investments. There is competitive pressure on both of these rates from entities other than banks and thrift institutions. For example, investment funds of bank customers are also sought by stock brokerage firms with products such as money market accounts. These non-deposit investment products traditionally pay higher rates of return than are paid on deposits by banks and thrift institutions. Additionally, there is an increasing number of lenders seeking the lending business traditionally provided by banks and thrift institutions. These lenders include insurance companies, mortgage brokers and small loan companies. This competition has forced banks to manage closely their cost of funds and yield on loans and other earning assets and has made management of the interest spread more crucial and difficult. This competitive trend is expected to continue, and 1st United's earnings could be adversely affected.

                                  ACQUISITIONS

         On November 1, 1996, the Company completed its merger with Park Bankshares, Inc. ("Park") and its wholly owned subsidiary, First National Bank of Lake Park. Park had total assets and deposits of approximately $60.1 million and $54.9 million, respectively. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Park. In connection with the transaction, the Company issued 816,000 of its common shares to Park shareholders.

         On January 5, 1996, Bancorp acquired American and merged its wholly-owned subsidiary, The American Bank of the South, into 1st United. Consideration paid by Bancorp to the shareholders of American was $10,017,000 and was paid in the form of 30% cash and 70% stock. Approximately 820,000 shares (value per share of $7.78 net of issuance costs) of Bancorp common stock were issued in this acquisition. This acquisition was accounted for using the purchase method of accounting and approximately $3.6 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

         In the American acquisition approximately $163.7 million in total assets were acquired. Included in this total were approximately $25.6 million, $48 million, $73 million, $8 million and $5 million in federal funds, investments, net loans, bank premises and equipment and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $152.3 million in deposits, which includes approximately 30% in noninterest bearing demand deposits, were assumed and sixteen (16) bank-owned branch locations throughout Brevard County were acquired.

         On January 6, 1997, Bancorp executed an acquisition agreement (the "Agreement") to acquire Island National Bank and Trust Company ("Island"), which is based in Palm Beach, Florida. The Agreement calls for Bancorp to issue to Island shareholders up to a maximum of $17.75 million in Bancorp Common Stock. Island has three location: two in the Town of Palm Beach and one in Palm Beach Gardens. At December 31, 1996, Island had total assets, deposits and equity of $130 million, $118 million, and $10.9 million, respectively. The acquisition is anticipated to be consummated in the second quarter of 1997 and is subject to regulatory and Island shareholder approval and satisfaction of other contingencies. Management anticipates the acquisition will be accounted for as a "pooling of interests" under generally accepted accounting principles.

                         REGULATORY MATTERS

     Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended primarily to protect depositors, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in the applicable law or regulation may have a material effect on the business and the prospects of Bancorp and 1st United.

REGULATION OF BANCORP

          GENERAL

     As a result of its ownership of 1st United, Bancorp is registered as a bank holding company, and is regulated by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bancorp is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiary. The FRB exercises this regulation of Bancorp through authority delegated to the Federal Reserve Bank of Atlanta.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

         Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice in merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de nova which has been previously approved by order of the FRB, but not yet implemented by regulations.

         The BHC Act was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provided that, effective September 29, 1995, adequately capitalized and managed bank holding companies were permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

         In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

         The Interstate Banking Act also expands former exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

         Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act ("Florida Branching Act") which is to become effective on May 31, 1997. The purpose of the Florida Branching Act is to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, shall not be permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

         At this time, Bancorp is unable to predict how the Interstate Banking Act and the Florida Branching Act may affect its operations.

         Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this "source of strength" policy has been challenged in litigation, the FRB continues to take the position that it has authority to enforce it. The FRB under the BHCA also has cease and desist authority pursuant to which it may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act (the "FDI Act") require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy BIF members. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Savings Association Insurance Fund ("SAIF") or the BIF or both. In 1993, the FDI Act was amended to allow claims by depositors against an institution which is being liquidated or otherwise dissolved to have priority over the claims of the institution's shareholders and other senior or general creditors. For purposes of this statutory provision, the priority for depositors also includes the FDIC.

         The FRB, the FDBF and the FDIC collectively have extensive enforcement authority over commercial banks. This authority has been enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and the grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

         COMMUNITY REINVESTMENT ACT The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations which change the manner in which the regulators measure a bank's compliance with the CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA rating on a institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating a supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

         CAPITAL ADEQUACY GUIDELINES

         The FRB is the federal regulatory and examining authority for bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System, of which 1st United is a member. Bank holding companies and their subsidiary state-chartered member banks are required to comply with FRB's risk-based guidelines. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         At December 31, 1996, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) for bank holding companies is 8%. "Tier 1 Capital," consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (a) an allowance for loan losses of up to 1.25% of risk-weighted risk assets,
(b) excess of qualifying perpetual preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate-term preferred stock of up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

         In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such a bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

         The FRB has also adopted regulations which supplement the risk-based guidelines and require bank holding companies to maintain a minimum ratio of Tier I capital to total assets of 3% (the "leverage ratio"). The FRB emphasized that the 3% leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite regulatory rating of 1 under the regulatory rating system for banks. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

         A bank which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placing the institution into receivership or conservatorship.

         It should be noted that the minimum ratios referred to above are merely guidelines and the FRB possesses the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks.

         At December 31, 1996, Bancorp exceeded minimum capital requirements. At December 31, 1996, Bancorp's capital to risk- weighted assets was 11.25% and Tier I capital to risk-weighted assets was 10.21%. At December 31, 1996, Bancorp's leverage ratio was 7.86%, which also exceeded the minimum requirements. Bancorp currently exceeds the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of Bancorp is unaware of any violation or alleged violation of these regulations, policies or directives.

         FDICIA requires the federal banking agencies, including the FRB and the FDIC, to revise existing risk-based capital standards to take adequate account of interest rate risk. The FRB, the FDIC and the United States Office of the Comptroller of the Currency have issued a joint notice of proposed rule making which would revise the interest-based capital standards to ensure that banks measure and monitor their interest rate risk and maintain adequate capital for that risk.

REGULATION OF 1ST UNITED BANK

     GENERAL

     1st United is a banking institution which is chartered by, and operates in, the State of Florida; as such, it is subject to supervision and regulation by the FDBF. 1st United is a member bank of the Federal Reserve System and its operations are subject to broad federal regulation and oversight by the FRB. The deposit accounts of 1st United are insured by the FDIC which gives the FDIC certain enforcement powers over 1st United. Various consumer laws and regulations also affect the operations of 1st United, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

     The FDBF supervises and regulates all areas of 1st United's operations including, without limitation, making of loans, the issuance of securities, the conduct of 1st United's corporate affairs, capital adequacy requirements, payment of dividends and the establishment or termination of branches. In this regard, the FDBF has authorized 1st United to maintain 29 full service banking facilities in Palm Beach, Broward, Brevard and Martin Counties.

         As a state-chartered banking institution in the State of Florida, 1st United is empowered by statute, subject to the limitations contained in those statues, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of 1st United's customers.

         The FRB imposes restrictions on 1st United with respect to loans and extensions of credit to certain related parties and purchases from and other transactions with Bancorp's principal shareholders, officers, directors and their affiliates, respectively. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to each person beyond limits set by FRB regulations must be approved by the Board of Directors. 1st United also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on 1st United or any officer, director, employee, agent or other person participating in the conduct of the affairs of 1st United or the imposition by the FRB of a cease and desist order.

         In addition, FDICIA prohibits insured state-chartered institutions, such as 1st United, from conducting activities "as principal" that are not permitted for national banks. A bank may, however, engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

         MONETARY POLICY AND ECONOMIC CONTROL

         The commercial banking business in which 1st United engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States government. The effect of such policies on the future business and earnings of Bancorp and 1st United cannot be predicted.

         FDICIA

         FDICIA was enacted on December 19, 1991. Some of the more significant provisions of FDICIA are outlined below:

         SUPERVISORY REFORMS FDICIA requires the federal banking agencies and the FDIC, as insurer, to take prompt action to resolve problems within unhealthy banking institutions. All depository institutions are classified into one of five categories ranging from well-capitalized to critically undercapitalized. As an institution's capital level declines, it becomes subject to increasing regulatory scrutiny and tighter restrictions on operations, management and capital distributions. Based on the company's most recent notice from the Federal Reserve Bank, 1st United has been classified as "well capitalized".

         FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands the audit requirements. In addition, federal banking agencies are mandated to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles.

         REAL ESTATE LENDING POLICIES Pursuant to FDICIA, the FRB, and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution's real estate policy require proper loan documentation and that it establishes prudent under writing standards. These guidelines became effective on March 19, 1993.

         TRUTH IN SAVINGS ACT The FDICIA also contains the Truth in Savings Act. The FRB adopted Regulations DD under the Truth in Savings Act that became effective on June 21, 1993. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

         BROKERED DEPOSITS The FDICIA also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

         RESERVE REQUIREMENTS

         1st United is required to maintain reserves against its transaction accounts. Reserve requirements and the amount of required reserves is subject to adjustment by the FRB.

         DIVIDENDS

         1st United is subject to legal limitations on the frequency and amount of dividends paid to Bancorp. The FRB or the FDIC may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit Bancorp's ability to obtain funds from 1st United, for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

         In addition, Florida law places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to
Section 658.37 of the Florida Banking Code, the Board of Directors of state chartered banks, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank's retained net profits for the preceding two years and, with the approval of the FDBF declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of 1st United to fall below the minimum amount required by law, regulation, order, or any written agreement with the FDBF or a federal regulatory agency.

EMPLOYEES

         As of December 31, 1996, Bancorp had 299 employees of which 285 were full time.

ITEM 2.  PROPERTIES

         As of February 1, 1997, 1st United operated 29 facilities, consisting of its main office, and 28 branches. Of these 29 facilities, 18 are owned by 1st United and 11 are leased.

     The table below summarizes information with respect to the leased properties.

LOCATION        SQUARE FEET     EXPIRATION DATE        RENT
--------        -----------     ---------------        ----

Main Office(1)     8,000        1997 plus 2 - 5      $16,590/month plus
                                year renewal         5% increase annually
                                options

Second floor       2,200        1997                 $2,380/month plus
(1), (2)                                             5% increase
                                                     annually

Hobe Sound         1,900        2006 plus 3 - 5      $3,525/month until
                                year renewal         1996 with scheduled
                                options              increases

Hypoluxo          10,000        2001 plus 4 - 5      $12,680/month plus
                                year renewal         4% increase
                                options              annually

Jupiter (4)       10,000        1999 plus 2 - 5      $9,500/month plus
                                year renewal         annual CPI increase
                                options

Lighthouse Point   1,920        1998 plus 2 - 1      $3,470/month plus
                                year renewal         3% increase
                                options              annually

Lake Worth(3)     25,812        1998 plus 3 - 5      $26,280/month
                                year renewal
                                options

Northbridge
  Center           3,800        2004 plus 4 - 5      $4,311/month plus
West Palm Beach                 year renewal         scheduled increase
                                options

Lake Avenue        4,800        1996 plus 3 - 5      $7,080/month plus
                                year renewal         annual CPI
                                options              increase

Military Trail     8,041        2000 plus 2 - 5      $6,700/month plus
                                year renewal         scheduled
                                options              increases

Singer Island      3,900        2000 plus 1 - 5      $5,400/month
                                year renewal         plus scheduled
                                options              increases

(1)  Leased from a partnership controlled by Bancorp's Chairman.
(2)  Located in the main office.
(3) 1st United has an option to buy at this building, at any time, for its appraised value.
(4) Leased from a partnership in which Bancorp Director Herman Jeffer is a partner.

The table below summarizes information with respect to properties owned by 1st United. The sixteen properties acquired from American had a carrying value of approximately $6.5 million which, based upon recent appraisals, approximates their fair value. All locations are considered by management to be in good conditions and each has drive through facilities.

         LOCATION                        SQUARE FEET
         --------                        -----------

Merritt Island Branch *
(former Main Office of American)        9,700 sq. feet

Cocoa Beach Branch *
Cocoa Beach                              5,000 sq. feet

Cape South Branch *
Cape Canaveral                           1,600 sq. feet

Cape North Branch *
Cape Canaveral                           1,600 sq. feet

Rockledge Branch *
Rockledge                                1,600 sq. feet

Melbourne Branch *
Melbourne                                7,200 sq. feet

Palm Bay Branch *
Palm Bay                                   841 sq. feet

Audobon Branch *
Merritt Island                             841 sq. feet

Indialantic Branch *
Indialantic                              4,685 sq. feet

Cocoa Branch *
Cocoa                                    1,590 sq. feet

Titusville Branch *
Titusville                               2,240 sq. feet

Indian Harbor Branch *
Indian Harbor Beach                      4,685 sq. feet

Croton Branch *
Melbourne                                1,600 sq. feet

College Branch *
Cocoa                                    3,000 sq. feet

Port St. John Branch *
Cocoa                                    3,000 sq. feet

Courtney Branch *
Merritt Island                           4,800 sq. feet

Stuart Branch
Stuart                                   1,870 sq. feet

Lake Park Branch
Lake Park                               12,500 sq. feet

 * Acquired from American and located in Brevard County.

ITEM 3.  LEGAL PROCEEDINGS

         Neither Bancorp nor 1st United is involved in any legal proceedings except for routine litigation incidental to the business of banking.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the 4th quarter of the year ended December 31, 1996, the Company did not submit any matter to a vote of security holders.

                           PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The information required by this Item 5 is set forth in Bancorp's Annual Report to Shareholders for the year ended December 31, 1996 ("Annual Report") on page 26 thereof. The Annual Report is being filed concurrently herewith as Exhibit 13 and is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item 6 is set fourth in the Annual Report on page 6 and such information is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND
         RESULTS OF OPERATIONS

         The information required by this Item 8 is set forth in the Annual Report on pages 8 through 25 and such information is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item 8 is set forth in Bancorp's Annual Report on pages 28 through 47 and such information is incorporated herein by this reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 will be set forth in Bancorp's Proxy Statement and such information contained in Bancorp's Proxy Statement, when filed, will be incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 will be set forth in Bancorp's Proxy Statement and such information contained in Bancorp's Proxy Statement, when filed, will be incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this Item 12 will be set forth in Bancorp's Proxy Statement and such information contained in Bancorp's Proxy Statement, when filed, will be incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be set forth in Bancorp's Proxy Statement and such information contained in Bancorp's Proxy Statement, when filed, will be incorporated herein by this reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8-K

a. (1) AND (2) The following consolidated financial statements and report of independent auditor of Bancorp are included in Item 8:

         Report of independent Certified Public Accountants

         Consolidated balance sheets - December 31, 1996 and 1995

         Consolidated statements of income - years ended December 31, 1996, 1995 and 1994

         Consolidated statements of shareholders' equity - years ended December 31, 1996, 1995 and 1994

         Consolidated statements of cash flows - years ended December 1996, 1995 and 1994

         Notes to consolidated financial statements - December 31,
         1996

         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Listing of Exhibits

         2.1 Purchase Agreement for Island National Bank and Trust Company***

         2.2 Purchase Agreement for Park Bankshares, Inc.****

         2.3 Purchase agreement for The American Bancorporation of the
             South*****

         3.   Articles of Incorporation and Bylaws of 1st United Bancorp*

         10.1 Amended and Restated Employment Agreement between Warren S. Orlando and 1st United Bancorp*

         10.2 Leases dated November 26, 1986, and November 8, 1992, between 1st United Bank and 980 Associates for 1st United Bank's main office facility*

         11.  Computation of per share earnings**

         13.  1996 Annual Report to Shareholders**

         21.  Subsidiaries of 1st United Bancorp**

         23.  Consent of Independent Certified Public Accountants**

         27.  Financial Data Schedule**

b.   Reports on Form 8-K

          On November 1, 1996, Bancorp filed a form 8-K to report the consummation of the acquisition of Park Bankshares, Inc.

* Contained in Amendment No. 2 to the Issuer's Registration Statement on Form S-4, No. 33-45655, declared effective on May 11, 1992, and incorporated herein by this reference.

 **   Filed herewith

***   Contained on Form 8-K dated January 6, 1997 and incorporated herein by this reference.

**** Contained on Form 8-K dated July 27, 1996 and incorporated herein by this reference.

***** Contained on Form 8K dated July 29, 1995 and incorporated herein by this reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    1ST UNITED BANCORP

/S/ WARREN S. ORLANDO
-------------------------------------------------
    Warren S. Orlando, CEO

/S/ JOHN MARINO
-------------------------------------------------
    John Marino, Treasurer and CFO

Date FEBRUARY 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 1997.

           SIGNATURES                          TITLE
           ----------                          -----

/S/ ANTHONY COMPARATO
--------------------------------------------------------------------------------
    Anthony Comparato                Chairman of the Board of Directors


/S/ WARREN S. ORLANDO
--------------------------------------------------------------------------------
    Warren S. Orlando                CEO, President and Director
                                     (Principal Executive Officer)

/S/ JOHN MARINO
--------------------------------------------------------------------------------
    John Marino          Treasurer and CFO (Principal Financial
                         and Accounting officer)

/S/ HAROLD TOPPEL
--------------------------------------------------------------------------------
    Harold Toppel                    Director

/S/ EDWARD A. SASSO
--------------------------------------------------------------------------------
    Edward A. Sasso                  Director


/S/ LINDSEY R. PERRY, SR.
--------------------------------------------------------------------------------
    Lindsey R. Perry, Sr.            Director


/S/ HERMAN JEFFER
--------------------------------------------------------------------------------
    Herman Jeffer                    Director


/S/ MARIO A. DIFEDERICO
--------------------------------------------------------------------------------
    Mario A. DiFederico              Director


/S/ HARVEY S. KLEIN
--------------------------------------------------------------------------------
    Harvey S. Klein                  Director


/S/ THOMAS L. DELANEY
--------------------------------------------------------------------------------
    Thomas L. Delaney               Director


/S/ MAXWELL C. KING
--------------------------------------------------------------------------------
    Maxwell C. King                 Director


/S/ JAMES D. BEATY
--------------------------------------------------------------------------------
    James D. Beaty                  Director


/S/ RONALD A. DAVID
--------------------------------------------------------------------------------
    Ronald A. David                 Director


/S/ BILLIE H. MCCUTCHEN
--------------------------------------------------------------------------------
    Billie H. McCutchen             Director


/S/ DAVID B. DICKENSON
--------------------------------------------------------------------------------
    David B. Dickenson              Director


/S/ DEAN VEGOSEN
--------------------------------------------------------------------------------
    Dean Vegosen                    Director


/S/ JAMES B. BAER
--------------------------------------------------------------------------------
    James B. Baer                   Director


/S/ THOMAS J. HANFORD
--------------------------------------------------------------------------------
    Thomas J. Hanford               Director

/S/ FRANK J. ZAPPALA
--------------------------------------------------------------------------------
    Frank J. Zappala                Director

                               INDEX TO EXHIBITS

                                                              SEQUENTIALLY
EXHIBIT                                                          NUMBERED
NUMBER       DESCRIPTION                                           PAGE
------       -----------                                           ----

  11         Computation of per share earnings

  13         1996 Annual Report to Shareholders

  21         Subsidiaries of 1st United Bancorp

  23         Consent of Independent Certified Public Accountants

  27         Financial Data Schedule