Form 10-K405/A
period 1996-12-31
1ST UNITED BANCORP /FL/
filed 1997-02-27
CIK 883900

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-K/A

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended  DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to______________

Commission file number 0-20254

                               1ST UNITED BANCORP
             (Exact name of registrant as specified in its charter)

     FLORIDA                           65-0178023
     -------                           ----------
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

  980 N. FEDERAL HWY., BOCA RATON, FL              33432
  -----------------------------------              -----
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number   (561) 392-4000
Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Name of each exchange on which
registered
____________________    _______________________________

____________________    _______________________________

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes. X    No. __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A (X).

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

The following item 6 of the Registrants Form 10K for the year ended December 31, 1996 is hereby amended to read in its entirety as follows:

               Five Year Summary of Selected Financial Highlights
                                (HISTORICAL)(1)


                                                                               Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                             1996          1995          1994          1993         1992
                                                         -----------   -----------   -----------   -----------   ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
 Interest income                                           $40,371       $29,290       $19,460       $11,524      $11,605
 Interest expense                                           10,877         8,018         5,210         2,832        3,814
 Net interest income                                        29,494        21,272        14,250         8,692        7,791
 Provision for loan losses                                     170           207           356           415          391
 Net interest income after provision for loan losses        29,324        21,065        13,894         8,277        7,400
 Other income                                                7,910         3,975         2,883         2,278        2,294
 Other expenses                                             25,473        17,222        12,355         8,081        7,693
 Income before income taxes and cumulative effect
   of accounting change                                     11,761         7,818         4,422         2,474        2,001
 Income taxes                                                4,326         2,793         1,451           777          629
 Income before cumulative effect of
   accounting change                                         7,435         5,025         2,971         1,697        1,372
 Cumulative effect of accounting change                          0             0             0           640            0
 Net income                                                  7,435         5,025         2,971         2,337        1,372
CONSOLIDATED PER SHARE DATA:
 Income before cumulative effect of
   accounting change                                          $.87          $.66          $.50          $.41         $.40
 Net income                                                    .87           .66           .50           .57          .40
 Cash dividends                                                .21           .16           .07           .07            0
 Average common shares and
   common share equivalents                                  8,587         7,576         5,940         4,129        3,402
 Book value                                                   6.05          5.15          4.50          4.10         3.60
CONSOLIDATED BALANCE SHEET DATA (END OF YEAR):
 Total assets                                             $561,288      $372,433      $336,636      $170,869     $172,112
 Total investments                                          59,974        52,183        66,963        41,689       42,158
 Net loans                                                 379,411       260,819       212,416       107,219      105,585
 Total deposits                                            505,020       330,170       299,292       153,556      155,811
 Shareholders' equity                                       51,032        38,337        32,138        16,524       14,589
PERFORMANCE RATIOS:
 Return on average assets (R.O.A.)(2)                         1.41%         1.44%         1.09%          .98%         .87%
 Return on average equity (R.O.E.)(2)                        15.63%        14.19%        11.78%        10.88%        9.87%
 Net interest income to average assets                        5.59%         6.10%         5.25%         5.03%        4.95%
 Leverage ratio                                               7.86%         9.11%         8.97%         9.67%        8.47%
ASSET QUALITY RATIOS:
 Allowance for loan losses to total loans                     2.20%         2.55%         3.07%         1.42%        1.79%
 Allowance for loan losses to non-performing loans(3)           71%          201%          236%          136%         102%
 Non-performing loans to total loans(3)                       3.11%         1.27%         1.30%         1.04%        1.76%
 Non-performing assets to total loans
   plus other real estate(3)                                  3.90%         1.84%         2.67%         2.17%        3.94%
 Net charge-offs to average loans,
 net of unearned income                                        .29%          .18%          .45%          .75%         .41%

(1) HISTORICAL INFORMATION RESTATED TO REFLECT THE ACQUISITION OF PARK BANKSHARES, INC. ON NOVEMBER 1, 1996, WHICH WAS ACCOUNTED FOR AS A POOLING OF INTERESTS IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

(2) EXCLUDES CUMULATIVE EFFECT OF CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES IN 1993. INCLUDING THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE RESULTS IN A R.O.A. AND R.O.E. OF 1.35% AND 15.08%, RESPECTIVELY, FOR THE YEAR ENDING DECEMBER 31, 1993.

(3) NON-PERFORMING LOANS INCLUDE NONACCRUAL LOANS AND LOANS PAST DUE 90 DAYS OR MORE AND STILL ACCRUING INTEREST. NON-PERFORMING ASSETS INCLUDE NON-PERFORMING LOANS PLUS OTHER REAL ESTATE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    1ST UNITED BANCORP
    ------------------

/S/ WARREN S. ORLANDO
-------------------------
    Warren S. Orlando, CEO

/S/ JOHN MARINO
----------------------------------
    John Marino, Treasurer and CFO

DATE FEBRUARY 25, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 1997.

           SIGNATURES                          TITLE
           ----------                          -----

/S/ ANTHONY COMPARATO
------------------------
    Anthony Comparato                Chairman of the Board of Directors

/S/ WARREN S. ORLANDO
------------------------
    Warren S. Orlando                CEO, President and Director
                                     (Principal Executive Officer)

/S/ JOHN MARINO
------------------------
    John Marino                      Treasurer and CFO (Principal Financial
                                      and Accounting officer)

/S/ HAROLD TOPPEL
------------------------
    Harold Toppel                    Director

/S/ EDWARD A. SASSO
------------------------
    Edward A. Sasso                    Director

/S/LINDSEY R. PERRY, SR.
------------------------
   Lindsey R. Perry, Sr.               Director

/S/ HERMAN JEFFER
------------------------
    Herman Jeffer                      Director

/S/ MARIO A. DIFEDERICO
------------------------
    Mario A. DiFederico                Director

/S/ HARVEY S. KLEIN
------------------------
    Harvey S. Klein                    Director

/S/ THOMAS L. DELANEY
------------------------
    Thomas L. Delaney                  Director

/S/ MAXWELL C. KING
------------------------
    Maxwell C. King                    Director

/S/ JAMES D. BEATY
------------------------
    James D. Beaty                     Director

/S/ RONALD A. DAVID
------------------------
    Ronald A. David                    Director

/S/ BILLIE H. MCCUTCHEN
------------------------
    Billie H. McCutchen                Director

/S/ DAVID B. DICKENSON
------------------------
    David B. Dickenson                 Director

/S/ DEAN VEGOSEN
------------------------
    Dean Vegosen                       Director

/S/ JAMES B. BAER
------------------------
    James B. Baer                      Director

/S/ THOMAS J. HANFORD
------------------------
    Thomas J. Hanford                  Director

/S/ FRANK J. ZAPPALA
------------------------
    Frank J. Zappala                   Director