Form 10-Q
period 1997-03-31
1ST UNITED BANCORP /FL/
filed 1997-05-14
CIK 883900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the Quarterly period ended     MARCH 31, 1997

                  or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from________________________to _____________________

Commission File Number:    O-20254

                             1ST UNITED BANCORP
                         --------------------------
                         (Exact name of Registrant)

         FLORIDA                                              65-0178023
-------------------------------                           -------------------
(State or other jurisdiction                               (I.R.S. Employer
or incorporation of organization)                         Identification No.)

980 N. FEDERAL HIGHWAY, BOCA RATON, FL 33432
--------------------------------------------
(Address of principal executive offices)

                                    (561) 392-4000
                           ------------------------------
                           Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the Preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

         8,437,479

                               1st UNITED BANCORP

                                      Index

Part I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                           1

         Condensed Consolidated Statements of Income -
              three months ended March 31, 1997 and 1996                     2

         Condensed Consolidated Statements of Cash Flows -
              three months ended March 31, 1997 and 1996                     3

         Condensed Consolidated Statements of Shareholders' Equity -
              three months ended March 31, 1997 and 1996                     4

         Notes to Condensed Consolidated Financial Statements               5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         7-9

Part II  OTHER INFORMATION                                                  10

Item 5.  Other Events                                                       10

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signatures                                                                  11

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions both generally and more specifically in the markets in which 1st United Bancorp ("Bancorp") and 1st United Bank ("1st United Bank") operate, competition for Bancorp's and 1st United's customers from other providers of financial services, government legislation and regulation (which changes from time to time and over which Bancorp and 1st United have no control), changes in interest rates, the impact of Bancorp's rapid growth, and other risks detailed in the Annual Report on Form 10-K and in Bancorp's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of Bancorp.

                       1st UNITED BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,      December 31,
                                                                   1997            1996
                                                               (Unaudited)        (Note)
                                                               -----------      ------------
                                                            (In thousands, except per share data)

                                     ASSETS
Cash and due from banks                                         $  31,877       $  30,247
Interest bearing deposits                                          67,846          41,600
Federal funds sold                                                  4,077          14,475
                                                                ---------       ---------
     Cash and cash equivalents                                    103,800          86,322
Investment securities available for sale                           17,899          21,650
Investment securities held to maturity, market value of
     $37,974 in 1997 and $38,067 in 1996                           38,430          38,324
Loans, net of allowance for loan losses of $8,515 in 1997
     and $8,551 in 1996                                           383,837         379,411
Premises and equipment, net                                        14,954          14,974
Accrued interest receivable                                         2,711           2,560
Other real estate owned                                             3,004           3,196
Goodwill, net                                                       6,941           7,016
Other assets                                                        7,839           7,835
                                                                ---------       ---------
                                                                $ 579,415       $ 561,288
                                                                =========       =========
                               LIABILITIES
Deposits:
     Demand deposits, non interest bearing                      $ 150,530       $ 141,990
     NOW and money market accounts                                193,450         199,044
     Savings deposits                                              51,544          49,779
     Time deposits of $100,000 or more                             29,247          23,407
     Time deposits of less than $100,000                           92,492          90,800
                                                                ---------       ---------
          Total deposits                                          517,263         505,020
Federal funds purchased and securities sold under
     agreements to repurchase                                       3,452               0
Other liabilities                                                   6,212           5,236
                                                                ---------       ---------
     Total Liabilities                                            526,927         510,256

                           SHAREHOLDERS' EQUITY
Common Stock, par value $.01 per share -
     authorized 20,000,000 shares, issued and outstanding
     8,437,479 shares in 1997 and 8,435,804 shares in 1996             84              84
Additional paid-in capital                                         33,863          33,851
Retained earnings                                                  18,640          17,194
Unrealized losses on securities available for sale                    (99)            (97)
                                                                ---------       ---------
     Total Shareholders' Equity                                    52,488          51,032
                                                                ---------       ---------
                                                                $ 579,415       $ 561,288
                                                                =========       =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements.

See accompanying Notes.

                       1st UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           1997          1996
                                                         -------      -------
                                                         (In thousands, except
                                                           per share data)
Interest income:
     Loans, including fees                               $ 9,296      $ 8,121
     Investment securities                                   900        1,302
     Federal funds sold                                      105          608
     Interest bearing deposits                               701           21
                                                         -------      -------
                                                          11,002       10,052
Interest expense:
     Deposits                                              2,918        2,744
     Federal funds purchased and securities sold under
          agreements to repurchase                            10           74
     Other                                                     5            0
                                                         -------      -------
                                                           2,933        2,818
                                                         -------      -------
Net interest income                                        8,069        7,234
Provision for loan losses                                     40           80
                                                         -------      -------
Net interest income after provision for loan losses        8,029        7,154

Non interest income:
     Service charges on deposit accounts                     962        1,119
     Gain on sale of loans                                   421          187
     Gain on sale of other real estate owned                   4            0
     Credit card discount                                      0           41
     Rental income                                            47           25
     Other                                                   305          553
                                                         -------      -------
                                                           1,739        1,925
Non interest expense:
     Salaries and employee benefits                        2,933        2,922
     Occupancy and furniture and equipment expense         1,185        1,188
     Insurance                                                48           59
     Other real estate owned                                 198          154
     Stationery, printing and supplies                       150          136
     Professional fees                                       232          245
     FDIC insurance                                           42           54
     Miscellaneous taxes                                      53           49
     Telephone                                               144          109
     Postage                                                  93          109
     Goodwill amortization                                   155          155
     Advertising and public relations                         89          149
     Other                                                   749          941
                                                         -------      -------
                                                           6,071        6,270
                                                         -------      -------
Income before income taxes                                 3,697        2,809
Income taxes                                               1,406        1,064
                                                         =======      =======
Net income                                               $ 2,291      $ 1,745
                                                         =======      =======
Income per common and common equivalent shares           $  0.27      $  0.21
                                                         =======      =======
Dividends per share                                      $  0.10      $  0.03
                                                         =======      =======

See accompanying Notes.

                       1st UNITED BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                            1997          1996
                                                                         ---------     ---------
OPERATING ACTIVITIES:
     Net income                                                          $   2,291     $   1,745
     Adjustments to reconcile net income to net cash provided by
          operating activities, net of effects of acquisition                  450           491
                                                                         ---------     ---------
          Net cash provided by operating activities                          2,741         2,236

Investing Activities:
     Net cash received in acquisition                                            0        27,375
     Purchase of investment securities held to maturity                     (1,983)       (2,101)
     Maturities of investment securities held to maturity                    1,884         4,050
     Purchase of investment securities available for sale                        0        (3,423)
     Maturities and sales of investment securities available for sale        3,740        25,756
     (Decrease) increase in loans, net                                      (5,461)       12,554
     Proceeds from sale of other real estate                                 1,144             0
     Purchase of bank premises and equipment                                  (350)            0
     Other                                                                     (84)          206
                                                                         ---------     ---------
          Net cash (used in) provided by investing activities               (1,110)       64,417

Financing Activities:
     Increase (decrease) in deposits                                        12,243        (9,532)
     Increase in federal funds purchased and securities sold under
          agreements to repurchase                                           3,452           600
     Payments on long term debt                                                  0        (2,743)
     Issuance of notes payable, related parties                                  0         2,168
     Proceeds from exercise of stock options                                    12             0
     Purchase of treasury stock by pooled company                                0          (267)
     Payment of dividends                                                     (845)         (221)
     Payment of dividends by pooled company                                      0           (69)
     Other                                                                     985          (988)
                                                                         ---------     ---------
          Net cash provided by (used in) financing activities               15,847       (11,052)
                                                                         ---------     ---------
Increase in cash and cash equivalents                                       17,478        55,601

Cash and cash equivalents at beginning of period                            86,322        38,036
                                                                         ---------     ---------
Cash and cash equivalents at end of period                               $ 103,800     $  93,637
                                                                         =========     =========

See accompanying Notes.

                       1ST UNITED BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                                         UNREALIZED
                                                                                                         LOSSES ON
                                                                         ADDITIONAL                      SECURITIES        TOTAL
                                           COMMON          STOCK          PAID-IN         RETAINED        AVAILABLE    SHAREHOLDERS'
                                           SHARES          AMOUNT         CAPITAL         EARNINGS        FOR SALE        EQUITY
                                         ----------      ----------      ----------      ----------      ----------    ------------
Balance, January 1, 1996                  7,445,804      $       74      $   26,782      $   11,487      $      (6)      $   38,337

Stock issued for
acquisition of The American
Bancorporation of the South                 820,000               8           6,363                                           6,371

Retirement of stock by
pooled company                                                                 (267)                                           (267)

Change in valuation
allowance for unrealized
losses on securities
available for sale                                                                                            (171)            (171)

Cash dividends -
$0.03 per share                                                                                (221)                           (221)

Cash dividends of pooled
company                                                                                         (69)                            (69)

Net income                                                                                    1,745                           1,745
                                         ----------      ----------      ----------      ----------      ----------      ----------
Balance, March 31, 1996                   8,265,804      $       82      $   32,878      $   12,942      $    (177)      $   45,725
                                         ==========      ==========      ==========      ==========      ==========      ==========
Balance, January 1, 1997                  8,435,804      $       84      $   33,851      $   17,194      $     (97)      $   51,032

Proceeds from exercise of
stock options                                 1,675                              12                                              12

Change in valuation
allowance for unrealized
losses on securities
available for sale                                                                                              (2)              (2)

Cash dividends -
$0.10 per share                                                                                (845)                           (845)

Net income                                                                                    2,291                           2,291
                                         ----------      ----------      ----------      ----------      ----------      ----------
Balance, March 31, 1997                   8,437,479      $       84      $   33,863      $   18,640      $     (99)      $   52,488
                                         ==========      ==========      ==========      ==========      ==========      ==========

See accompanying Notes.

                       1st UNITED BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the 1st United Bancorp's ("Bancorp") annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. Average shares outstanding after the dilutive effect of common stock equivalents for the three months ended March 31, 1997 and 1996 were 8,638,000 and 8,503,000, respectively.

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which changes the way earnings per share are calculated and disclosed. Under Statement No. 128, companies are required to disclose BASIC and DILUTED earnings per share as compared to the present requirement to disclose PRIMARY and FULLY DILUTED earnings per share. Basic earnings per share differ from primary earnings per share in that common stock equivalents, currently included in the calculation of primary earnings per share, are not included in the determination of basic earnings per share. Diluted earnings per share differ from fully diluted earnings per share in that common stock equivalents are currently included in calculating fully diluted earnings per share, based on the average market price or period ending market price, whichever is higher, however, they are only based on average market price in calculating diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is prohibited. Adoption of the statement is not expected to have a material impact upon Bancorp's reported earnings per share.

NOTE C - MERGERS AND ACQUISITIONS

On January 5, 1996, Bancorp acquired The American Bancorporation of the South ("American") and merged its wholly owned subsidiary, The American Bank of the South, into 1st United. Consideration paid by Bancorp to the shareholders of American was $10,017,000 and was paid in the form of 30% cash and 70% stock. Approximately 820,000 shares (value per share of $7.78 net of issuance costs) of Bancorp common stock were issued in this acquisition. This acquisition was accounted for using the purchase method of accounting and approximately $3.6 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

Approximately $163.7 million in total assets were acquired. Included in this total was approximately $25.6 million, $48 million, $73 million, $8 million and $5 million in federal funds, investments, net loans, bank premises and equipment and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $152.3 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were assumed and sixteen (16) bank owned branch locations throughout Brevard County were acquired.

To facilitate the acquisition of American, certain of the directors of Bancorp and senior management of 1st United committed to loan Bancorp $2.5 million. On January 4, 1996, Bancorp borrowed approximately $2.2 million from these individuals at a 10% annual interest rate, payable quarterly, with the entire outstanding principal balance due in one year. Bancorp paid a 1% commitment fee and 1% funding fee to these individuals and also had the option of extending the maturity of these notes for five one-year terms. Bancorp repaid these borrowings in full on May 1, 1996.

The following summarizes (in thousands) the fair value of the assets of American acquired and the liabilities of American assumed:

        Cash and federal funds sold                     $   25,645
        Investment securities                               47,761
        Net loans                                           72,809
        Other assets                                        17,483
        Total deposits                                    (152,268)
        Borrowings                                        (  2,743)
        Accrued interest and other liabilities            (  1,320)
                                                        ----------
             Net assets                                 $    7,367
                                                        ==========


On November 1, 1996, Bancorp completed its merger with Park Bankshares, Inc. ("Park") and its wholly owned subsidiary, First National Bank of Lake Park. Park had total assets and deposits of approximately $60.1 million and $54.9 million, respectively. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Park. In connection with the transaction, Bancorp issued approximately 816,000 of its common shares to Park shareholders.

The 1996 results of operations of the Company include the pre-merger results of operations for Park for the three months ended March 31, 1996. Summarized operating activity for Park, in thousands, for this period was as follows:

        Net interest income                                 $739
        Non interest income                                  174
        Net income                                           165

On April 1, 1997, Bancorp completed its merger with Island National Bank and Trust Company ("Island"). At the date of acquisition Island had total assets and deposits of approximately $145 million and $132 million, respectively. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements for subsequent periods will be restated to include Island. In connection with the transaction, Bancorp issued approximately 1,365,000 of its common shares to Island shareholders.

Summarized pro forma results of operations (in thousands) for Bancorp, giving effect to the acquisition of Island are as follows:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                     1997             1996
                                                    ------           ------
Net interest income                                 $9,464           $8,545
Non interest income                                  2,325            2,574
Net income                                           2,534            1,861
Income per common and common equivalent share        $0.25            $0.19

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Bancorp's net income increased from $1,745,000 during the three months ended March 31, 1996, to $2,291,000 during the same period in 1997, an increase of 31.29%. The following summarizes Bancorp's profitability ratios for the three months ended March 31, 1997 and 1996:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           1997         1996
                                                          ------       ------
Net interest income as a % of average assets               5.73%        5.69%
Efficiency ratio (Non interest expenses as  a
  % of net interest income plus non interest income)      61.89%       68.63%
Return on average assets                                   1.63%        1.35%
Return on average equity                                  17.91%       15.45%

NET INTEREST INCOME

Bancorp's results of operations depend, to a large extent, on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities.

Net interest income increased from $7,234,000 during the three months ended March 31, 1996, to $8,069,000 during the same period in 1997, an increase of 11.54%. The increase in net interest income was due to both an increase in average assets and an increase in net interest income, as a percentage of average assets. Average loans increased from $335,669,000 during the three months ended March 31, 1996, to $392,139,000 during the same period in 1997, an increase of 16.83%. In addition , average loans, as a percentage of average total assets, increased from 65.25% during the three months ended March 31, 1996, to 69.02% during the same period in 1997.

NON INTEREST INCOME

Non interest income decreased from $1,925,000 during the three months ended March 31, 1996, to $1,739,000 during the same period in 1997, a decrease of 9.66%. The decrease in non interest income was due to decreases in both service charges on deposit accounts and other non interest income which were partially offset by an increase in gains on the sale of loans. The decrease in service charges on deposit accounts was due to decreases in both customer overdraft charges and account maintenance charges. The decrease in customer overdraft charges was due to fewer customers being overdrawn whereas the decrease in account maintenance charges was due to customers maintaining higher balances in their accounts. The decrease in other non interest income was due to a high level of non recurring items included in results of operations for the three months ended March 31, 1996. The increase in gains on the sale of loans was due to a higher level of loans sold during the three months ended March 31, 1997.

NON INTEREST EXPENSE

Non interest expense decreased from $6,270,000 during the three months ended March 31, 1996, to $6,071,000 during the same period in 1997, a decrease of 3.17%. The decrease in non interest expense was primarily related to decreases in advertising and public relations expense and operating losses and costs incurred in connection with the acquisition of The American Bancorporation of the South, the later two of which are included in other non interest expense.

INCOME TAXES

The total provision for income taxes of $1,064,000 during the three months ended March 31, 1996 and $1,406,000 during the same period in 1997 was computed using the statutory federal and state income tax rates.

                               FINANCIAL CONDITION

Bancorp's total assets, deposits and capital, in thousands, increased by $18,127,000, $12,243,000 and $1,456,000 , respectively, during the three months ended March 31, 1997. The increases in total assets and deposits were primarily due to seasonal factors. As a result of the increase in deposits, Bancorp's loan to deposit ratio decreased from 76.82% at December 31, 1996, to 75.85% at March 31, 1997.

LIQUIDITY

The total of cash and due from banks, interest bearing deposits and federal funds sold, Bancorp's primary source of liquidity, increased from $86,322,000 at December 31, 1996, to $103,800,000 at March 31, 1997, as a result of the increase in deposits referred to above, a decrease in investments securities and only a modest increase in loans. Bancorp's second source of liquidity, its investment securities, decreased from $59,974,000 at December 31, 1996, to $56,329,000 at March 31, 1997 due to maturities not being reinvested in investment securities.

An additional external source of liquidity is two unsecured federal fund lines of credit that 1st United Bank has established with two of its correspondent banks totaling $12 million. In addition, 1st United Bank has entered into master repurchase agreements with two financial institutions. 1st United Bank is also a member of the Federal Home Loan Bank of Atlanta and has a borrowing capability of approximately $45 million under a blanket security agreement.

At March 31, 1997, cash and due from banks, interest bearing deposits, federal funds sold, investments available for sale and investments held at maturity which are due within one year totaled $138 million versus potentially volatile liabilities (certificates of deposit of $100,00 or more, Federal funds purchased and securities sold under repurchase agreements and public funds) of $32 million.

CAPITAL RESOURCES

At March 31, 1997, Bancorp had total shareholders' equity, of $52,488,000, an increase of $1,456,000 over that at December 31, 1996. The increase was primarily the result of net income for the three months ended March 31, 1997, of $2,291,000 less dividends declared of $845,000.

The components of capital resources, in thousands, and Bancorp's capital ratios, are as follows:

                                                                        MARCH 31, 1997    DECEMBER 31, 1997
                                                                       ---------------    -----------------
Risk adjusted assets                                                       $449,190           $431,987
Total assets                                                                579,415            561,288

Tier 1 Capital
     Common shareholders' equity                                           $ 52,488            $51,032
     Unrealized losses on investment securities available for sale               99                 97
     Goodwill and other excludable intangibles                               (7,308)            (7,354)
                                                                           --------            -------
                                                                             45,279             43,775
Tier 2 Capital
     Includable portion of allowance for loan losses                          5,615              5,402
                                                                           --------            -------
     Total regulatory capital                                              $ 50,894            $49,177
                                                                           ========            =======
Tier 1 risk adjusted capital ratio                                            10.08%             10.13%
                                                                           ========            =======
Total risk adjusted capital ratio                                             11.33%             11.38%
                                                                           ========            =======
Leverage ratio                                                                 7.90%              7.86%
                                                                           ========            =======

The Federal Reserve Board has adopted supervisory risk based capital ratios of capital to risk weighted assets which require Bancorp and its subsidiaries to maintain a minimum 8.00% total risk based capital ratio, at least half of which must be Tier 1 capital. Bancorp's total risk based capital ratio was 11.33% at March 31, 1997.

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

At March 31, 1997, Bancorp's allowance for loan losses was approximately $8.5 million. Although management believes the allowance for loan losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

The following summarizes the activity in the allowance for loan losses, in thousands, and the related ratios for the periods ended March 31, 1997 and 1996:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                           1997         1996
                                                         -------       -------
Balance at beginning of period                           $ 8,551       $ 6,839

Charge-offs                                                 (158)         (176)
Recoveries                                                    82            74
                                                         -------       -------
     Net charge-offs                                         (76)         (102)
Provision for loan losses                                     40            80
Allowance of purchased banks at date acquired                  0         2,568
                                                         -------       -------
Balance at end of period                                 $ 8,515       $ 9,385
                                                         =======       =======
Charge-off ratio                                            0.08%         0.12%
                                                         =======       =======

Although Bancorp's charge off ratio for the three months ended March 31, 1996, of 0.12% was considerably below that experienced for all of 1996 of 0.29%, a significant portion of the 1996 charge offs were attributable to a few loans which were incurred in the fourth quarter. The charge off ratio experienced for the three months ended March 31, 1997, may not be indicative of that which will be experienced for all of 1997.

Bancorp's non-performing assets, in thousands, and related ratios are as follows:

                                                              MARCH 31, 1997       DECEMBER 31, 1996
                                                              --------------       -----------------
Loans 90 days or more past due and still accruing interest       $      0             $     347
Non-accrual loans                                                   9,326                11,762
                                                                                      ---------
Total non-performing loans                                       $  9,326             $  12,109
                                                                 ========             =========
Restructured loans                                               $    799             $     900
                                                                 ========             =========
Ratio of non-performing loans to total loans                         2.38%                 3.11%
                                                                 ========             =========

Ratio of allowance for loan losses to total loans                    2.17%                 2.20%
                                                                 ========             =========

Ratio of allowance for loan losses to non performing loans             91%                   71%
                                                                 ========             =========

Management has developed an internal system for evaluating and grading loans on a quarterly basis. Watch list assets are those loans that have been graded substandard or worse by management, regulators, or the independent loan review consultant, due to potential weaknesses in the borrowers' ability to repay the loans, weakness in collateral, the borrowers' financial condition or other factors. Loans included in the watch list are reviewed and evaluated bi-weekly by senior management. At March 31, 1997, $21.6 million in loans were included on 1st United's internal watch list of which $12.3 million are performing loans. Watch list loans totaled approximately $22.6 million at December 31, 1996, of which $10.5 million were performing loans.

                           PART II - OTHER INFORMATION

Item 5   Other Events

On January 6, 1997, Bancorp entered into an agreement to acquire Island National Bank and Trust Company. The transaction, accounted for as a pooling of interests, was consummated on April 1, 1997, whereby Bancorp issued approximately 1,365,000 shares of its common stock for all of the outstanding shares of Island.

One of the required criteria for pooling of interest accounting is that the parties to the business combination must share mutually in the combined risks and rights of the transaction. In order to satisfy this risk sharing criteria of pooling of interests accounting, Securities and Exchange Commission Accounting Series Release 135 provides that the risk sharing will have occurred in no affiliate of either party to the merger transaction sells of otherwise disposes of any common stock received in the transaction until such time as financial results covering 30 days of post merger combined results of operations have been published.

In order to satisfy the risk sharing criteria, and thereby allow affiliates of either party to the transaction to sell or otherwise dispose of Bancorp common stock acquired in the merger (in compliance with SEC Rules 145 and 144 regarding resales of common stock acquired in a business combination) provided below are financial results for the month of April 1997 which reflect the required 30 days of post merger combined operations as required by SEC Accounting Series Release 135, in thousands except per share data:

   Net interest income                                               $3,238
   Non interest income
        Gain on sale of branch                                          350
        Other income                                                    644
   Non interest expense
        Merger expense                                                1,201
        Other expense                                                 2,471
   Net income                                                           338
   Net income per common and common equivalent share                  $0.03
   Average common and common equivalent shares outstanding
     (in thousands)                                                  10,005

In the opinion of management of Bancorp, the unaudited combined results of operations for the month of April 1997, include all normal, recurring adjustments necessary to present fairly the results of operations for these periods. These results are not necessarily indicative of the results for the second quarter of 1997 or the entire year.

Item 6   Exhibits and Reports on Form 8-K

         a.  1.       Exhibit 11       Computation of per share earnings*
             2.       Exhibit 27       Financial Data Schedules*

         b. On January 11,1997, Bancorp filed a Form 8-K to report the Acquisition Agreement dated January 6, 1997, between itself, 1st United Bank and Island National Bank and Trust Company.

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        1ST UNITED BANCORP

Date:    May 13, 1997                   /s/  WARREN S. ORLANDO
                                        ----------------------------
                                        Warren S. Orlando, President
                                        and Chief Executive Officer


Date:    May 13, 1997                   /s/  JOHN MARINO
                                        -----------------------------
                                        John Marino, Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

11        Computation of per share earnings

27        Financial Data Schedule (for SEC use only)