Form 10-Q
period 1997-06-30
1ST UNITED BANCORP /FL/
filed 1997-08-14
CIK 883900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the Quarterly period ended     June 30, 1997

         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________________________ to ____________________

Commission File Number:    O-20254

                               1ST UNITED BANCORP
-------------------------------------------------------------------------------
                           (Exact name of Registrant)

         FLORIDA                                          65-0178023
---------------------------------                    -------------------
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

YES   [X]     NO   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

     10,152,770
     -----------


                               1st UNITED BANCORP


                                      Index

                                                                                                         PAGE
                                                                                                      ------------

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets -
                       June 30, 1997 and December 31, 1996                                                 1

                  Condensed Consolidated Statements of Income -
                       six months ended June 30, 1997 and 1996                                             2

                  Condensed Consolidated Statements of Income -
                       three months ended June 30, 1997 and 1996                                           3

                  Condensed Consolidated Statements of Cash Flows -
                       six months ended June 30, 1997 and 1996                                             4

                  Condensed Consolidated Statements of Shareholders' Equity -
                       six months ended June 30, 1997 and 1996                                             5

                  Notes to Condensed Consolidated Financial Statements                                    6-8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                             9-13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                              13

PART II           OTHER INFORMATION                                                                       14

Item 4.           Submission of Matters to a Vote of Security Holders                                     14

Item 5.           Other Information                                                                       15

Item 6.           Exhibits and Reports on Form 8-K                                                        15

Signatures                                                                                                16

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


                       1st UNITED BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,            DECEMBER 31,
                                                                                 1997                  1996
                                                                              (UNAUDITED)             (NOTE)
                                                                            ----------------      ----------------
                                                                              (In thousands, except share data)
                                  ASSETS
Cash and due from banks                                                           $  42,161             $  35,779
Interest bearing deposits                                                            88,636                42,480
Federal funds sold                                                                   23,510                47,262
                                                                            ----------------      ----------------
     Cash and cash equivalents                                                      154,307               125,521
Investment securities available for sale                                             17,048                24,903
Investment securities held to maturity, market value of
     $47,998 in 1997 and $42,778 in 1996                                             47,983                42,917
Loans, net of allowance for loan losses of $9,511 in 1997
     and $9,826 in 1996                                                             490,259               458,765
Premises and equipment, net                                                          15,818                16,295
Accrued interest receivable                                                           3,576                 3,093
Other real estate owned                                                               3,195                 3,929
Intangible assets, net                                                                7,992                 8,272
Other assets                                                                          7,104                 8,471
                                                                            ----------------      ----------------

                                                                                   $747,282              $692,166
                                                                            ================      ================

                               LIABILITIES
Deposits:
     Demand deposits, non interest bearing                                         $164,093              $168,715
     NOW and money market accounts                                                  302,466               257,639
     Savings deposits                                                                60,506                57,173
     Time deposits of $100,000 or more                                               38,010                32,371
     Time deposits of less than $100,000                                            104,882               107,227
                                                                            ----------------      ----------------
          Total deposits                                                            669,957               623,125
Federal funds purchased and securities sold under
     agreements to repurchase                                                         4,412                     0
Other liabilities                                                                     7,448                 6,976
                                                                            ----------------      ----------------
     Total Liabilities                                                              681,817               630,101

                           SHAREHOLDERS' EQUITY
Common Stock, par value $.01 per share -
     authorized 20,000,000 shares, issued and outstanding
     9,890,164 shares in 1997 and 9,801,189 shares in 1996                               99                    98
Additional paid-in capital                                                           46,336                45,677
Retained earnings                                                                    19,126                16,400
Net unrealized losses on securities available for sale,
     net of taxes                                                                      (96)                 (110)
                                                                            ----------------      ----------------
     Total Shareholders' Equity                                                      65,465                62,065
                                                                            ----------------      ----------------

                                                                                   $747,282              $692,166
                                                                            ================      ================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements, as restated for the acquisition of Island National Bank and Trust Company on April 1, 1997, which was accounted for as a pooling-of-interests.

See accompanying Notes.


                       1st UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                            --------------------------------------
                                                                                 1997                  1996
                                                                            ----------------      ----------------
                                                                            (In thousands, except per share data)
Interest income:
     Loans, including fees                                                          $22,381               $19,499
     Investment securities                                                            2,085                 2,783
     Federal funds sold                                                                 813                 1,110
     Interest bearing deposits                                                        1,906                   379
                                                                            ----------------      ----------------
                                                                                     27,185                23,771

Interest expense:
     Deposits                                                                         7,868                 6,694
     Federal funds purchased and securities sold under agreements
          to repurchase                                                                  49                   114
     Other                                                                               11                     0
                                                                            ----------------      ----------------
                                                                                      7,928                 6,808
                                                                            ----------------      ----------------
Net interest income                                                                  19,257                16,963
Provision for loan losses                                                                80                   151
                                                                            ----------------      ----------------
Net interest income after provision for loan losses                                  19,177                16,812

Non interest income:
     Service charges on deposit accounts                                              2,006                 2,214
     Investment securities brokerage fees                                               550                   440
     Estate and fiduciary fees                                                          517                   383
     Gain on sale of loans                                                              747                   344
     Gain on sale of other real estate owned                                             54                    17
     Gain on sale of assets                                                             356                   385
     Other                                                                              819                 1,447
                                                                            ----------------      ----------------
                                                                                      5,049                 5,230
Non interest expense:
     Salaries and employee benefits                                                   7,124                 7,460
     Occupancy and furniture and equipment expense                                    3,191                 3,232
     Merger expense                                                                   1,383                     0
     Professional fees                                                                  776                   581
     Advertising and public relations                                                   388                   436
     Other real estate owned                                                            372                   294
     Goodwill amortization                                                              368                   367
     Stationery, printing and supplies                                                  364                   374
     Telephone                                                                          307                   340
     Postage                                                                            225                   270
     Other                                                                            2,251                 2,309
                                                                            ----------------      ----------------
                                                                                     16,749                15,663
                                                                            ----------------      ----------------
Income before income taxes                                                            7,477                 6,379
Income taxes                                                                          2,817                 2,285
                                                                            ----------------      ----------------
Net income                                                                          $ 4,660               $ 4,094
                                                                            ================      ================

Income per common and common equivalent shares                                       $ 0.46                $ 0.41
                                                                            ================      ================
Dividends per share                                                                  $ 0.21                $ 0.07
                                                                            ================      ================

See accompanying Notes.


                       1st UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                            --------------------------------------
                                                                                  1997                 1996
                                                                            -----------------     ----------------
                                                                            (In thousands, except per share data)
Interest income:
     Loans, including fees                                                           $11,353              $ 9,647
     Investment securities                                                             1,053                1,314
     Federal funds sold                                                                  435                  409
     Interest bearing deposits                                                         1,071                  372
                                                                            -----------------     ----------------
                                                                                      13,912               11,742

Interest expense:
     Deposits                                                                          4,074                3,284
     Federal funds purchased and securities sold under agreements
          to repurchase                                                                   39                   40
     Other                                                                                 6                    0
                                                                            -----------------     ----------------
                                                                                       4,119                3,324
                                                                            -----------------     ----------------
Net interest income                                                                    9,793                8,418
Provision for loan losses                                                                 40                   40
                                                                            -----------------     ----------------
Net interest income after provision for loan losses                                    9,753                8,378

Non interest income:
     Service charges on deposit accounts                                               1,003                1,048
     Investment securities brokerage fees                                                309                  223
     Estate and fiduciary fees                                                           266                  182
     Gain on sale of loans                                                               326                  157
     Gain on sale of other real estate owned                                              50                    7
     Gain on sale of assets                                                              356                  385
     Other                                                                               414                  755
                                                                            -----------------     ----------------
                                                                                       2,724                2,757
Non interest expense:
     Salaries and employee benefits                                                    3,437                3,760
     Occupancy and furniture and equipment expense                                     1,595                1,656
     Merger expense                                                                    1,383                    0
     Professional fees                                                                   504                  253
     Advertising and public relations                                                    205                  200
     Other real estate owned                                                             174                  204
     Goodwill amortization                                                               184                  183
     Stationery, printing and supplies                                                   188                  197
     Telephone                                                                           144                  204
     Postage                                                                              96                  135
     Other                                                                             1,170                  888
                                                                            -----------------     ----------------
                                                                                       9,080                7,680
                                                                            -----------------     ----------------
Income before income taxes                                                             3,397                3,455
Income taxes                                                                           1,271                1,222
                                                                            -----------------     ----------------
Net income                                                                           $ 2,126              $ 2,233
                                                                            =================     ================

Income per common and common equivalent shares                                        $ 0.21               $ 0.22
                                                                            =================     ================
Dividends per share                                                                   $ 0.11               $ 0.04
                                                                            =================     ================

See accompanying Notes.


                       1st UNITED BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                            --------------------------------------
                                                                                 1997                  1996
                                                                            ----------------      ----------------
                                                                                       (In thousands)
Operating Activities:
     Net income                                                                    $  4,660              $  4,094
     Adjustments to reconcile net income to net cash provided by
          operating activities, net of effects of American acquisition                  926                 1,680
                                                                            ----------------      ----------------
          Net cash provided by operating activities                                   5,586                 5,774

Investing Activities:
     Net cash received in acquisition                                                     0                26,298
     Purchase of investment securities held to maturity                             (5,996)               (2,241)
     Maturities of investment securities held to maturity                             3,423                 5,025
     Purchase of investment securities available for sale                           (1,445)               (9,678)
     Maturities and sales of investment securities available for sale                 6,808                37,110
     Increase in loans, net                                                        (32,650)              (20,606)
     Proceeds from sale of other real estate                                          1,937                     0
     Purchase of bank premises and equipment                                          (553)                     0
     Other                                                                            1,227                   489
                                                                            ----------------      ----------------
          Net cash (used in) provided by investing activities                      (27,249)                36,397

Financing Activities:
     Increase (decrease) in deposits                                                 46,832              (30,907)
     Increase (decrease) in federal funds purchased and securities sold
         under agreements to repurchase                                               4,412                 (700)
     Payments on long term debt                                                           0               (2,782)
     Issuance of notes payable, related parties                                           0                 2,168
     Repayment of notes payable, related parties                                          0               (2,168)
     Proceeds from exercise of stock options                                            660                     0
     Purchase of treasury stock by pooled company                                         0                 (267)
     Payment of dividends                                                           (1,934)                 (520)
     Payment of dividends by pooled company                                               0                  (69)
     Other                                                                              479                   663
                                                                            ----------------      ----------------
          Net cash provided by (used in) financing activities                        50,449              (34,582)
                                                                            ----------------      ----------------

Increase in cash and cash equivalents                                                28,786                 7,589

Cash and cash equivalents at beginning of period                                    125,521                51,318
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period                                         $154,307               $58,907
                                                                            ================      ================

See accompanying Notes.


                       1st UNITED BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                           NET
                                                                                        UNREALIZED
                                                                                          GAINS
                                                                                       (LOSSES) ON
                                                                                        SECURITIES
                                                          ADDITIONAL                    AVAILABLE          TOTAL
                                   COMMON STOCK            PAID-IN        RETAINED      FOR SALE,      SHAREHOLDERS'
                                SHARES        AMOUNT       CAPITAL        EARNINGS     NET OF TAXES        EQUITY
                             -------------  -----------  -------------  -------------  -------------  -----------------
                                                       (In thousands, except per share data)
Balance, January 1, 1996        8,811,189    $      88    $    38,608     $    9,904     $    102           $  48,702

Stock issued for
acquisition of American           820,000            8          6,364                                           6,372

Retirement of stock by
pooled company                                                   (267)                                           (267)

Change in net unrealized
gains (losses) on
securities available for
sale, net of taxes                                                                           (286)               (286)

Cash dividends -
$0.07 per share                                                                 (520)                            (520)

Cash dividends of pooled
company                                                                          (69)                             (69)

Net income                                                                     4,094                            4,094
                             -------------  -----------  -------------  -------------  -------------  -----------------

Balance, June 30, 1996          9,631,189    $      96    $    44,705     $   13,409     ($   184)        $    58,026
                             =============  ===========  =============  =============  =============  =================

Balance, January 1, 1997        9,801,189    $      98    $    45,677     $   16,400     ($   110)        $    62,065

Proceeds from exercise of
stock options                      88,975            1            659                                             660

Change in net unrealized
gains (losses) on
securities available for
sale, net of taxes                                                                             14                  14

Cash dividends -
$0.21 per share                                                               (1,934)                          (1,934)

Net income                                                                     4,660                            4,660
                             -------------  -----------  -------------  -------------  -------------  -----------------

Balance, June 30, 1997          9,890,164     $     99    $    46,336     $   19,126     ($    96)        $    65,465
                             =============  ===========  =============  =============  =============  =================

See accompanying Notes.

                       1st UNITED BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, except for expenses associated with the acquisition of Island National Bank and Trust Company as discussed in Note C, (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in 1st United Bancorp's ("Bancorp") annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. Average shares outstanding after the dilutive effect of common stock equivalents for the six months ended June 30, 1997 and 1996 were 10,067,000 and 9,919,000, respectively, and for the three months ended June 30, 1997 and 1996 were 10,081,000 and 9,951,000, respectively.

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

Approximately $163.7 million in total assets were acquired. Included in this total was approximately $25.6 million, $48 million, $73 million, $8 million and $5 million in federal funds, investments, net loans, bank premises and equipment and other real estate, respectively. Included in loans were approximately $11 million in nonaccrual loans. Approximately $152.3 million in deposits, which includes approximately 30% in non interest bearing demand deposits, were assumed and sixteen (16) bank owned branch locations throughout Brevard County, Florida were acquired.

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

The following summarizes (in thousands) the fair value of the assets acquired and the liabilities assumed in connection with the American acquisition:

        Cash and federal funds sold                               $  25,645
        Investment securities                                        47,761
        Net loans                                                    72,809
        Other assets                                                 17,483
        Total deposits                                             (152,268)
        Borrowings                                                 (  2,743)
        Accrued interest and other liabilities                     (  1,320)
                                                           -----------------

             Net assets                                              $7,367
                                                           =================

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

On April 1, 1997, Bancorp completed its merger with Island National Bank and Trust Company ("Island"). At the date of acquisition Island had total assets and deposits of approximately $145 million and $132 million, respectively. In connection with the transaction, Bancorp and Island incurred one time expenses of $1,383,000 which were recorded in the three months ended June 30, 1997. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Island. In connection with the transaction, Bancorp issued approximately 1,365,000 of its common shares to Island shareholders.

Separate results of operations of the combined entities for the three and six month periods ended June 30, 1996, were as follows:

                                         THREE MONTHS          SIX MONTHS
                                             ENDED               ENDED
                                         JUNE 30, 1996       JUNE 30, 1996
                                        ----------------     ---------------
    Net interest income:
         Bancorp                                 $6,368             $12,886
         Park                                       746               1,471
         Island                                   1,304               2,606
                                        ----------------     ---------------
                                                 $8,418             $16,963
                                        ================     ===============

    Non interest income:
         Bancorp                                 $2,052              $3,798
         Park                                       135                 327
         Island                                     570               1,105
                                        ----------------     ---------------
                                                 $2,757              $5,230
                                        ================     ===============

                                      THREE MONTHS              SIX MONTHS
                                          ENDED                   ENDED
                                      JUNE 30, 1996           JUNE 30, 1996
                                      ---------------         ---------------
        Net income:
             Bancorp                          $1,917                  $3,497
             Park                                163                     328
             Island                              153                     269
                                      ---------------         ---------------
                                              $2,233                  $4,094
                                      ===============         ===============

On July 1, 1997, Bancorp acquired Seaboard Savings Bank, F.S.B. ("Seaboard") and merged it into 1st United. Consideration paid by Bancorp to the shareholders of Seaboard was $8,250,000 and was paid in the form of 50% cash and 50% stock. Approximately 260,000 shares (value per share of $15.06 net of issuance costs) of Bancorp common stock were issued in this acquisition. This acquisition was accounted for using the purchase method of accounting and approximately $3 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

Approximately $75 million in total assets were acquired in the Seaboard acquisition. Included in this total was approximately $8 million, $12 million and $53 million in interest bearing deposits, investments and net loans, respectively. Approximately $69 million in deposits were assumed and one branch located in Stuart, Florida was acquired.

NOTE D - SUBSEQUENT EVENT

On August 7, 1997, Bancorp announced that it had reached a definitive agreement to be acquired by Wachovia Corporation ("Wachovia"). Wachovia has dual headquarters in Winston-Salem, North Carolina and Atlanta, Georgia, and is the 20th largest banking company in the United States with $48.5 billion in assets. The agreement has been approved by the Boards of Directors of both companies and is subject to the approval of Bancorp's shareholders and appropriate regulatory agencies. The merger is expected to close by year end. The agreement with Wachovia provides for a tax-free exchange of Wachovia common shares for Bancorp common shares at a value of $20.875 per share of Bancorp, or a purchase price of $222 million. The exchange ratio will be a minimum of 0.3 and a maximum of 0.366 of a share of Wachovia common stock. Bancorp has granted Wachovia a stock option representing approximately 19.9 percent of Bancorp's outstanding shares. Directors of Bancorp collectively holding more than 20 percent of Bancorp's common stock have agreed to vote in favor of the transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Bancorp's net income increased from $4,094,000 during the six months ended June 30, 1996, to $4,660,000 during the same period in 1997, an increase of 13.83%. Bancorp's net income decreased from $2,233,000 during the three months ended June 30, 1996, to $2,126,000 during the same period in 1997, a decrease of 4.79%. Net income for both the six and three month periods ended June 30, 1997, was affected by merger costs incurred in connection with the acquisition of Island National Bank and Trust Company, which was consummated on April 1, 1997. These costs amounted to $885,000 on an after tax basis. The following summarizes Bancorp's profitability ratios for the six and three month periods ended June 30, 1997 and 1996, both including and excluding the merger costs referred to above:

                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                             -------------------------      -------------------------
                                                                1997         1996              1997         1996
                                                             ------------ ------------      ------------ ------------
Net interest income as a % of average earning assets               5.89%        5.97%             5.93%        6.03%
Efficiency ratio (Non interest expenses as a % of net
interest income plus non interest income):
     Including merger expenses                                    61.49%       68.72%            63.22%       70.58%
     Excluding merger expenses                                    72.54%       68.72%            68.91%       70.58%
Return on average assets:
     Including merger expenses                                     1.16%        1.42%             1.31%        1.31%
     Excluding merger expenses                                     1.65%        1.42%             1.55%        1.31%
Return on average equity:
     Including merger expenses                                    13.16%       15.56%            14.61%       14.47%
     Excluding merger expenses                                    18.64%       15.56%            17.39%       14.47%

NET INTEREST INCOME

Bancorp's results of operations depend, to a large extent, on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities.

Net interest income increased from $16,963,000 during the six months ended June 30, 1996, to $19,257,000 during the same period in 1997, an increase of 13.52%. Net interest income increased from $8,418,000 during the three months ended June 30, 1996, to $9,793,000 during the same period in 1997, an increase of 16.33%. The increase in net interest income for both periods was primarily due to an increase in average earning assets. Average earning assets increased from $562,482,000 during the six months ended June 30, 1996, to $649,078,000 during the same period in 1997, an increase of 15.40%. Average earning assets increased from $564,252,000 during the three months ended June 30, 1996, to $665,613,000 during the same period in 1997, an increase of 17.96%. Of the $101,361,000 increase in average earning assets during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996, $32,596,000 was due to a temporary deposit which was invested in interest bearing deposits. Similarly, of the $86,596,000 increase in average earning assets for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, $16,388,000 was due to the same temporary deposit. The remainder of the increase in average earning assets in both periods was primarily due to normal asset growth. Although loans, as a percentage of average earning assets, did not change significantly in either period from 1996 to 1997, investment securities, as a percentage of average earning assets decreased considerably with a commensurate increase in interest bearing deposits and federal funds sold. As a result of this change in mix of assets, the Company's yield on average earning assets decreased slightly in 1997 as compared to 1996. Inasmuch as the increase in average earning assets was funded to a significant extent by higher cost NOW and money market accounts, the Company's cost of funds, as a percentage of average earning assets, increased slightly in 1997 as compared to 1996. The combination of the decrease in the yield on earning assets and the increase in the cost of funds resulted in the decrease in net interest income as a percentage of average earning assets.

NON INTEREST INCOME

Non interest income decreased from $5,230,000 during the six months ended June 30, 1996, to $5,049,000 during the same period in 1997, a decrease of 3.46%. Non interest income decreased from $2,757,000 during the three months ended June 30, 1996, to $2,724,000 during the same period in 1997, a decrease of 1.20%. The decrease in non interest income in both periods was due to decreases in both service charges on deposit accounts and other non interest income which were partially offset by increases in gains on the sale of loans, investment securities brokerage fees and estate and fiduciary fees. The decrease in service charges on deposit accounts was due to decreases in both customer overdraft charges and account maintenance charges. The decrease in customer overdraft charges was due to fewer customers being overdrawn whereas the decrease in account maintenance charges was due to customers maintaining higher balances in their accounts. The decrease in other non interest income was due to a high level of non recurring items included in results of operations for the six and three month periods ended June 30, 1996. The increase in gains on the sale of loans was due to a higher level of loans sold during the six and three month periods ended June 30, 1997. The increase in investment securities brokerage fees was related to the performance of the stock market in general, whereas the increase in estate and fiduciary fees was related to both the performance of the stock market and the expansion of the number of customers served by 1st United's Trust Division.

NON INTEREST EXPENSE

Included in non interest expense for the six and three month periods ended June 30, 1997, were merger costs incurred in connection with the acquisition of Island National Bank and Trust Company of $1,383,000. Excluding these costs, non interest expense decreased from $15,663,000 during the six months ended June 30, 1996, to $15,366,000 during the same period in 1997, a decrease of 1.90%. Excluding these costs, non interest expense was virtually unchanged during the three months ended June 30, 1997, as compared to the same period in 1996. The decrease in non interest expense during the six months ended June 30, 1997, was primarily related to decreases in salaries and employee benefits, occupancy expenses and advertising and public relations expenses which were partially offset by increases in professional fees. Although salaries and employee benefits and occupancy expenses also decreased during the three months ended June 30, 1997, these decreases were entirely offset by increases in professional fees and other expenses. The reductions in salaries and employee benefits in both periods were related to the operating efficiencies that were obtained as a result of the Park and Island acquisitions, whereas the reductions in occupancy expenses in both periods were primarily related to the closure of two branches formerly owned by Park that were closed upon the acquisition of Park. The increase in professional fees in both periods was primarily related to legal fees incurred in the collection of problem loans.

                               FINANCIAL CONDITION

The following table presents, in thousands, the growth of Bancorp's major categories of assets, liabilities and shareholders' equity:

                                                 JUNE 30,       DECEMBER 31,        INCREASE (DECREASE)
                                                   1997             1996             AMOUNT           %
                                             ---------------------------------------------------------------
Cash and cash equivalents                        $154,307         $125,521           $28,786        23%
Investment securities                              65,031           67,820           (2,789)       (4%)
Loans                                             490,259          458,765            31,494         7%
Total assets                                      747,282          692,166            55,116         8%
Deposits                                          669,957          623,125            46,832         8%
Shareholders' equity                               65,465           62,065             3,400         5%

At June 30, 1997, Bancorp had approximately $68 million in temporary deposits. These funds were invested in interest bearing deposits which are included in cash and cash equivalents. Excluding these deposits, deposits decreased from December 31, 1996, to June 30, 1997, by approximately $21 million, primarily due to seasonal factors. The increase in loans, which is largely unaffected by seasonal factors, was due to normal growth. The increase in loans was funded by decreases in investment securities and cash and cash equivalents.

LIQUIDITY

The total of cash and due from banks, interest bearing deposits and federal funds sold, Bancorp's primary source of liquidity, increased from $125,521,000 at December 31, 1996, to $154,307,000 at June 30, 1997, primarily as a result of the increase in deposits referred to above. Bancorp's second source of liquidity, its investment securities, decreased from $67,820,000 at December 31, 1996, to $65,031,000 at June 30, 1997, primarily due to maturities and paydowns on available for sale securities being reinvested in loans as indicated above.

An additional external source of liquidity is two unsecured federal fund lines of credit that 1st United has established with two of its correspondent banks totaling $12 million. In addition, 1st United has entered into master repurchase agreements with two financial institutions. 1st United is also a member of the Federal Home Loan Bank of Atlanta and has a borrowing capability of approximately $53 million under a blanket security agreement.

At June 30, 1997, net cash and due from banks, interest bearing deposits, federal funds sold, investments available for sale and investments held to maturity which are due within one year totaled $190 million versus potentially volatile liabilities (temporary deposits, certificates of deposit of $100,000 or more, Federal funds purchased and securities sold under repurchase agreements and public funds) of $109 million.

CAPITAL RESOURCES

The Federal Reserve Board has adopted supervisory risk based capital ratios of capital to risk weighted assets which require Bancorp and its subsidiaries to maintain a minimum 8.00% total risk based capital ratio, at least half of which must be Tier 1 capital. Bancorp's total risk based capital ratio was 11.81% at June 30, 1997.

At June 30, 1997, Bancorp had total shareholders' equity, of $65,465,000, an increase of $3,400,000 over that at December 31, 1996. The increase was primarily the result of net income for the six months ended June 30, 1997, of $4,660,000 plus the proceeds from the exercise of stock options of $660,000, less dividends declared of $1,934,000.

The components of capital resources, in thousands, and Bancorp's capital ratios, are as follows:

                                                                             JUNE 30,                DECEMBER 31,
                                                                               1997                      1996
                                                                       -----------------          ----------------
Risk adjusted assets                                                           $542,018                  $504,353
Total assets                                                                    747,282                   692,166

Tier 1 Capital:
     Common shareholders' equity                                                $65,465                   $62,065
     Unrealized losses on investment securities available for sale                   96                       110
     Goodwill and other excludable intangibles                                  (8,332)                   (8,289)
                                                                       -----------------          ----------------
                                                                                 57,229                    53,886

Tier 2 Capital:
     Includable portion of allowance for loan losses                              6,775                     6,304
                                                                       -----------------          ----------------

     Total regulatory capital                                                   $64,004                   $60,190
                                                                       =================          ================

Tier 1 risk adjusted capital ratio                                               10.56%                    10.68%
                                                                       =================          ================
Total risk adjusted capital ratio                                                11.81%                    11.93%
                                                                       =================          ================
Leverage ratio                                                                    7.81%                     8.03%
                                                                       =================          ================


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

At June 30, 1997, Bancorp's allowance for loan losses was approximately $9.5 million. Although management believes the allowance for loan losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

The following summarizes the activity in the allowance for loan losses, in thousands, and the related ratios for the six month periods ended June 30, 1997 and 1996:

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                -------------------------------
                                                  1997                 1996
                                                -------------      ------------
Balance at beginning of period                        $9,826            $8,014

Charge-offs                                            (576)             (248)
Recoveries                                               181               241
                                                -------------      ------------
     Net charge-offs                                   (395)               (7)
Provision for loan losses                                 80               151
Allowance of purchased bank at date acquired               0             2,568
                                                -------------      ------------

Balance at end of period                              $9,511           $10,726
                                                =============      ============

Charge-off ratio                                       0.16%             0.01%
                                                =============      ============

Although Bancorp's charge-off ratio for the six months ended June 30, 1996, of 0.01% was considerably below that experienced for all of 1996 of 0.29%, a significant portion of the 1996 charge-offs were attributable to a few loans which were incurred in the fourth quarter. The charge-off ratio experienced for the six months ended June 30, 1997, may not be indicative of that which will be experienced for all of 1997.

Bancorp's non-performing assets, in thousands, and related ratios are as follows:

                                                                           JUNE 30,                DECEMBER 31,
                                                                             1997                      1996
                                                                       =================          ================
Restructured loans                                                             $  1,021                 $     900
                                                                       =================          ================

Loans 90 days or more past due and still accruing interest                     $      0                 $     347
Non-accrual loans                                                                10,498                    12,116
                                                                       -----------------          ----------------

                                                                                 10,498                    12,463
Other real estate owned                                                           3,195                     3,929
                                                                       -----------------          ----------------

     Total non-performing assets                                                $13,693                   $16,392
                                                                       =================          ================

Ratio of non-performing loans to total loans                                      2.10%                     2.65%
                                                                       =================          ================

Ratio of non-performing assets to total loans plus
     other real estate owned                                                      2.73%                     3.47%
                                                                       =================          ================

Ratio of allowance for loan losses to total loans                                 1.90%                     2.10%
                                                                       =================          ================

Ratio of allowance for loan losses to non performing loans                          91%                       79%
                                                                       =================          ================

Management has developed an internal system for evaluating and grading loans on a quarterly basis. Watch list assets are those loans that have been graded substandard or worse by management, regulators, or the independent loan review consultant, due to potential weaknesses in the borrowers' ability to repay the loans, weakness in collateral, the borrowers' financial condition or other factors. Loans included in the watch list are reviewed and evaluated bi-weekly by senior management. At June 30, 1997, $23.5 million in loans were included on 1st United's internal watch list of which $13.0 million are performing loans. Watch list loans totaled approximately $24.3 million at December 31, 1996, of which $11.8 million were performing loans.



           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction 1 of Item 305 of Regulation S/K, the response to this item has been omitted.

PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on April 29, 1997, shareholders elected 25 directors to serve until the 1998 annual meeting and until their successors are elected and qualified and approved the Company's 1997 Key Employees' Stock Option Plan.

Following is a summary of the voting regarding the election of directors:

              DIRECTOR                   VOTES FOR            VOTES AGAINST
      ------------------------         ----------------     ------------------
      A. L. Andreozzi                    6,651,412                 87,742
      James B. Baer                      6,650,412                 88,742
      James D. Beaty                     6,651,412                 87,742
      Roger G. Bond                      6,651,412                 87.742
      Anthony Comparato                  6,650,412                 88,742
      Robert Comparato                   6,650,412                 88,742
      J. Herman Dance                    6,650,412                 88,742
      Ronald A. David, Esq.              6,647,522                 91,632
      Thomas L. Delaney                  6,651,412                 87,742
      David B. Dickenson, Esq.           6,650,722                 88,432
      Mario A. DiFederico                6,643,782                 95,372
      Thomas J. Hanford                  6,647,612                 91,542
      Herman M. Jeffer                   6,650,232                 88,922
      Maxwell C. King                    6,651,412                 87,742
      Harvey S. Klein                    6,651,312                 87,842
      Billie H. McCutchen                6,651,412                 87,742
      Warren S. Orlando                  6,651,412                 87,742
      Lindsey R. Perry                   6,650,412                 88,742
      Edward A. Sasso                    6,648,112                 91,042
      Harold Toppel                      6,651,412                 87,742
      Dean Vegosen, Esq.                 6,643,780                 95,374
      Donald Vinik                       6,649,722                 89,432
      Edward L. Bronstien, Jr.           6,643,372                 95,782
      Paul L. Maddock                    6,651,412                 87,742
      G. Robert Sheetz                   6,651,412                 87,742

      Following a summary of the voting regarding the 1997 Key Employees' Stock Option Plan:

      Votes for                                                  4,089,592
      Votes against                                                202,998
      Votes abstained                                              117,868
      Unvoted                                                    2,328,696
                                                         ------------------

                                                                6,739,154
                                                         ==================

Item 5   Other Information

On August 7, 1997, Bancorp announced that it had reached a definitive agreement to be acquired by Wachovia Corporation ("Wachovia"). Wachovia has dual headquarters in Winston-Salem, North Carolina and Atlanta, Georgia, and is the 20th largest banking company in the United States with $48.5 billion in assets. The agreement has been approved by the Boards of Directors of both companies and is subject to the approval of Bancorp's shareholders and appropriate regulatory agencies. The merger is expected to close by year end. The agreement with Wachovia provides for a tax-free exchange of Wachovia Corporation common shares for Bancorp common shares at a value of $20.875 per share of Bancorp, or a purchase price of $222 million. The exchange ratio will be a minimum of 0.3 and a maximum of 0.366 of a share of Wachovia common stock. Bancorp has granted Wachovia a stock option representing approximately 19.9 percent of Bancorp's outstanding shares. Directors of Bancorp collectively holding more than 20 percent of Bancorp's common stock have agreed to vote in favor of the transaction. Wachovia has provided corporate financial services and residential and commercial mortgage loans in Florida for many years. This merger represents the first acquisition of a Florida bank holding company by Wachovia.

Item 6   Exhibits and Reports on Form 8-K

     a.  1.   Exhibit 10   Agreement and Plan of Merger dated as of August 6,
                           1997, by and between Wachovia Corporation and 1st
                           United Bancorp*
         2.   Exhibit 11   Computation of per share earnings*
         2.   Exhibit 27   Financial Data Schedules*

     b.  1.   On April 1, 1997, Bancorp filed a Form 8-K reporting the closing of the acquisition of Island National Bank and Trust Company.
         2.   On April 22, 1997, Bancorp filed a Form 8-K to report the
              Acquisition Agreement dated April 22, 1997, between itself, 1st
              United Bank and Seaboard Savings Bank F.S.B.

* Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            1st United Bancorp



Date:    August 11, 1997                    /s/  WARREN S. ORLANDO
        ----------------------              ---------------------------------
                                            Warren S. Orlando, President
                                            and Chief Executive Officer



Date:    August 11, 1997                    /s/  JOHN MARINO
        ----------------------              ---------------------------------
                                            John Marino, Treasurer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

10 Agreement and Plan of Merger dated as of August 6, 1997, by and between Wachovia Corporation and 1st United Bancorp

11          Computation of per share earnings

27          Financial Data Schedules