Form 10-Q
period 1997-09-30
1ST UNITED BANCORP /FL/
filed 1997-10-23
CIK 883900

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 1997

         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________ to____________________

Commission File Number: 0-20254

                               1st United Bancorp
               -------------------------------------------------
                           (Exact name of Registrant)

         Florida                                          65-0178023
--------------------------------                    --------------------
(State or other jurisdiction                         (I.R.S. Employer
or incorporation of organization)                    Identification No.)

980 N. Federal Highway, Boca Raton, FL 33432
---------------------------------------------
(Address of principal executive offices)

                                    (561) 392-4000
                           -------------------------------
                           (Registrant's telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

     10,150,806
    -----------


                               1st UNITED BANCORP

                                      Index

                                                                                                         PAGE
                                                                                                      ------------
Part I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets -
                       September 30, 1997 and December 31, 1996                                            1

                  Condensed Consolidated Statements of Income -
                       nine months ended September 30, 1997 and 1996                                       2

                  Condensed Consolidated Statements of Income -
                       three months ended September 30, 1997 and 1996                                      3

                  Condensed Consolidated Statements of Cash Flows -
                       nine months ended September 30, 1997 and 1996                                       4

                  Condensed Consolidated Statements of Shareholders' Equity -
                       nine months ended September 30, 1997 and 1996                                       5

                  Notes to Condensed Consolidated Financial Statements                                    6-8

Item 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                         9-13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                              13

Part II           OTHER INFORMATION                                                                       14

Item 6.           Exhibits and Reports on Form 8-K                                                        14

Signatures                                                                                                15

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




                       1st UNITED BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                 1997                  1996
                                                                              (UNAUDITED)             (NOTE)
                                                                            ----------------      ----------------
                                                                              (In thousands, except share data)

                                  ASSETS
Cash and due from banks                                                          $  39,048             $  35,779
Interest bearing deposits                                                           36,208                42,480
Federal funds sold                                                                   9,309                47,262
                                                                            ----------------      ----------------
     Cash and cash equivalents                                                      84,565               125,521
Investment securities available-for-sale                                            18,588                24,903
Investment securities held to maturity, market value of
     $57,302 in 1997 and $42,778 in 1996                                            57,031                42,917
Loans, net of allowance for loan losses of $9,734 in 1997
     and $9,826 in 1996                                                            535,171               458,765
Premises and equipment, net                                                         15,739                16,295
Accrued interest receivable                                                          3,965                 3,093
Other real estate owned                                                              2,262                 3,929
Intangible assets, net                                                              11,507                 8,272
Other assets                                                                         7,035                 8,471
                                                                            ----------------      ----------------

                                                                                  $735,863              $692,166
                                                                            ================      ================

                               LIABILITIES

Deposits:
     Demand deposits, non interest bearing                                        $165,123              $168,715
     NOW and money market accounts                                                 226,652               257,639
     Savings deposits                                                               61,307                57,173
     Time deposits of $100,000 or more                                              45,564                32,371
     Time deposits of less than $100,000                                           150,682               107,227
                                                                            ----------------      ----------------
          Total deposits                                                           649,328               623,125
Federal funds purchased and securities sold under
     agreements to repurchase                                                        8,473                     0
Other liabilities                                                                    6,440                 6,976
                                                                            ----------------      ----------------
     Total Liabilities                                                             664,241               630,101

                           SHAREHOLDERS' EQUITY

Common Stock, par value $.01 per share -
     authorized 20,000,000 shares, issued and outstanding
     10,150,806 shares in 1997 and 9,801,189 shares in 1996                            102                    98
Additional paid-in capital                                                          50,430                45,677
Retained earnings                                                                   21,143                16,400
Net unrealized losses on securities available-for-sale,
     net of taxes                                                                      (53)                 (110)
                                                                            ----------------      ----------------
     Total Shareholders' Equity                                                     71,622                62,065
                                                                            ----------------      ----------------

                                                                                  $735,863              $692,166
                                                                            ================      ================

Note: The balance sheet at December 31, 1996 has been derived from the supplementary audited financial statements, included in Form 8-K/A dated August 26, 1997.

See accompanying Notes.



                       1st UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                 1997                  1996
                                                                            ----------------      ----------------
                                                                            (In thousands, except per share data)
Interest income:
     Loans, including fees                                                         $35,203               $29,931
     Investment securities                                                           3,303                 4,076
     Federal funds sold                                                                967                 1,275
     Interest bearing deposits                                                       2,873                   513
                                                                            ----------------      ----------------
                                                                                    42,346                35,795

Interest expense:
     Deposits                                                                       12,555                 9,944
     Federal funds purchased and securities sold under agreements
          to repurchase                                                                141                   135
     Other                                                                              16                     0
                                                                            ----------------      ----------------
                                                                                    12,712                10,079
                                                                            ----------------      ----------------
Net interest income                                                                 29,634                25,716
Provision for loan losses                                                              120                   205
                                                                            ----------------      ----------------
Net interest income after provision for loan losses                                 29,514                25,511

Non interest income:
     Service charges on deposit accounts                                             3,028                 3,287
     Investment securities brokerage fees                                              844                   691
     Estate and fiduciary fees                                                         792                   596
     Gain on sale of loans                                                           1,218                   573
     Gain on sale of other real estate owned                                           232                    34
     Gain on sale of assets                                                            433                   385
     Other                                                                           1,263                 1,848
                                                                            ----------------      ----------------
                                                                                     7,810                 7,414
Non interest expense:
     Salaries and employee benefits                                                 10,954                10,943
     Occupancy and furniture and equipment expense                                   4,709                 4,750
     Merger expense                                                                  1,383                     0
     Professional fees                                                                 843                   907
     Advertising and public relations                                                  497                   579
     Other real estate owned                                                           614                   465
     Goodwill amortization                                                             615                   551
     Stationery, printing and supplies                                                 542                   537
     Telephone                                                                         487                   503
     Postage                                                                           326                   391
     Other                                                                           3,966                 3,613
                                                                            ----------------      ----------------
                                                                                    24,936                23,239
                                                                            ----------------      ----------------
Income before income taxes                                                          12,388                 9,686
Income taxes                                                                         4,596                 3,445
                                                                            ================      ================
Net income                                                                         $ 7,792               $ 6,241
                                                                            ================      ================

Income per common and common equivalent shares                                      $ 0.76                $ 0.63
                                                                            ================      ================
Dividends per share                                                                 $ 0.32                $ 0.11
                                                                            ================      ================

See accompanying Notes.


                       1st UNITED BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                 1997                  1996
                                                                            ----------------      ----------------
                                                                            (In thousands, except per share data)
Interest income:
     Loans, including fees                                                         $12,822               $10,432
     Investment securities                                                           1,218                 1,293
     Federal funds sold                                                                154                   165
     Interest bearing deposits                                                         967                   134
                                                                            ----------------      ----------------
                                                                                    15,161                12,024

Interest expense:
     Deposits                                                                        4,687                 3,250
     Federal funds purchased and securities sold under agreements
          to repurchase                                                                 92                    21
     Other                                                                               5                     0
                                                                            ----------------      ----------------
                                                                                     4,784                 3,271
                                                                            ----------------      ----------------
Net interest income                                                                 10,377                 8,753
Provision for loan losses                                                               40                    54
                                                                            ----------------      ----------------
Net interest income after provision for loan losses                                 10,337                 8,699

Non interest income:
     Service charges on deposit accounts                                             1,022                 1,073
     Investment securities brokerage fees                                              294                   251
     Estate and fiduciary fees                                                         275                   213
     Gain on sale of loans                                                             576                   229
     Gain on sale of other real estate owned                                           178                    17
     Loss on sale of assets                                                            (28)                    0
     Other                                                                             444                   401
                                                                            ----------------      ----------------
                                                                                     2,761                 2,184
Non interest expense:
     Salaries and employee benefits                                                  3,830                 3,483
     Occupancy and furniture and equipment expense                                   1,518                 1,518
     Professional fees                                                                  67                   326
     Advertising and public relations                                                  109                   143
     Other real estate owned                                                           242                   171
     Goodwill amortization                                                             247                   184
     Stationery, printing and supplies                                                 178                   163
     Telephone                                                                         180                   163
     Postage                                                                           101                   121
     Other                                                                           1,715                 1,304
                                                                            ----------------      ----------------
                                                                                     8,187                 7,576
                                                                            ----------------      ----------------
Income before income taxes                                                           4,911                 3,307
Income taxes                                                                         1,779                 1,160
                                                                            ================      ================
Net income                                                                         $ 3,132               $ 2,147
                                                                            ================      ================

Income per common and common equivalent shares                                      $ 0.30                $ 0.22
                                                                            ================      ================
Dividends per share                                                                 $ 0.11                $ 0.04
                                                                            ================      ================

See accompanying Notes.



                       1st UNITED BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            --------------------------------------
                                                                                 1997                  1996
                                                                            ----------------      ----------------
                                                                                       (In thousands)
Operating Activities:
     Net income                                                                   $  7,792              $  6,241
     Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions accounted
          for as purchases                                                           1,046                 2,652
                                                                            ----------------      ----------------
          Net cash provided by operating activities                                  8,838                 8,893

Investing Activities:
     Net cash received in acquisition                                                4,651                26,298
     Purchase of investment securities held to maturity                             (6,951)               (2,342)
     Maturities of investment securities held to maturity                            8,006                 6,826
     Purchase of investment securities available for sale                           (5,427)               (7,701)
     Maturities and sales of investment securities available for sale                8,608                35,329
     Increase in loans, net                                                        (26,310)              (36,239)
     Proceeds from sale of other real estate                                         4,671                     0
     Purchase of bank premises and equipment                                        (1,109)                    0
     Other                                                                           2,784                 2,334
                                                                            ----------------      ----------------
          Net cash (used in) provided by investing activities                      (11,077)               24,505

Financing Activities:
     Decrease in deposits                                                          (42,894)              (13,204)
     Increase in federal funds purchased and securities sold
         under agreements to repurchase                                              8,473                 5,993
     Payments on long term debt                                                          0                (2,782)
     Issuance of notes payable, related parties                                          0                 2,168
     Repayment of notes payable, related parties                                         0                (2,168)
     Proceeds from exercise of stock options                                           660                     0
     Purchase of treasury stock by pooled company                                        0                  (267)
     Payment of dividends                                                           (3,049)                 (807)
     Payment of dividends by pooled company                                              0                   (69)
     Other                                                                          (1,907)                1,354
                                                                            ----------------      ----------------
          Net cash used in financing activities                                    (38,717)               (9,782)
                                                                            ----------------      ----------------

(Decrease) increase in cash and cash equivalents                                   (40,956)               23,616

Cash and cash equivalents at beginning of period                                   125,521                51,318
                                                                            ----------------      ----------------

Cash and cash equivalents at end of period                                         $84,565               $74,934
                                                                            ================      ================

See accompanying Notes.
                                       4



                       1st UNITED BANCORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                           NET
                                                                                        UNREALIZED
                                                                                          GAINS
                                                                                       (LOSSES) ON
                                                                                        SECURITIES
                                                          ADDITIONAL                    AVAILABLE-         TOTAL
                                   COMMON STOCK            PAID-IN        RETAINED      FOR-SALE,      SHAREHOLDERS'
                                SHARES        AMOUNT       CAPITAL        EARNINGS     NET OF TAXES        EQUITY
                             -------------  -----------  -------------  -------------  -------------  -----------------
                                                       (In thousands, except per share data)
Balance, January 1, 1996       8,811,189    $      88       $38,608        $ 9,904       $    102            $48,702

Stock issued for
acquisition of American          820,000            8         6,364                                            6,372

Retirement of stock by
pooled company                                                 (267)                                            (267)

Change in net unrealized
gains (losses) on
securities                                                                                   (261)              (261)
available-for-sale

Cash dividends -
$0.11 per share                                                               (807)                             (807)

Cash dividends of pooled
company                                                                        (69)                              (69)

Net income                                                                   6,241                             6,241
                             -------------  -----------  -------------  -------------  -------------  -----------------

Balance, Sept. 30, 1996        9,631,189    $      96       $44,705        $15,269      ($    159)           $59,911
                             =============  ===========  =============  =============  =============  =================

Balance, January 1, 1997       9,801,189    $      98       $45,677        $16,400      ($    110)           $62,065

Proceeds from exercise of
stock options                     88,975            1           659                                              660

Change in net unrealized
gains (losses) on
securities                                                                                     57                 57
available-for-sale

Stock issued for
acquisition of Seaboard          260,642            3         4,094                                            4,097

Cash dividends -
$0.32 per share                                                             (3,049)                           (3,049)

Net income                                                                   7,792                             7,792
                             -------------  -----------  -------------  -------------  -------------  -----------------

Balance, Sept. 30, 1997       10,150,806    $     102       $50,430        $21,143      ($     53)           $71,622
                             =============  ===========  =============  =============  =============  =================

See accompanying Notes.

                       1st UNITED BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals) except for expenses associated with the acquisition of Island National Bank and Trust Company as discussed in Note C, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the supplemental consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in 1st United Bancorp's ("Bancorp") report on Form 8-K/A dated August 26, 1997.

NOTE B - INCOME PER COMMON SHARE

Income per common share is calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents represent the potentially dilutive effect of the assumed exercise of certain outstanding stock options. Average shares outstanding after the dilutive effect of common stock equivalents for the nine months ended September 30, 1997 and 1996 were 10,198,000 and 9,924,000, respectively, and for the three months ended September 30, 1997 and 1996 were 10,453,000 and 9,958,000, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which changes the way earnings per share is calculated and disclosed. Under Statement No. 128, companies are required to disclose BASIC and DILUTED earnings per share as compared to the present requirement to disclose PRIMARY and FULLY DILUTED earnings per share. Basic earnings per share differs from primary earnings per share in that common stock equivalents, currently included in the calculation of primary earnings per share, are not included in the determination of basic earnings per share. Diluted earnings per share differs from fully diluted earnings per share in that common stock equivalents are currently included in calculating fully diluted earnings per share, based on the average market price or period ending market price, whichever is higher, however, they are only based on average market price in calculating diluted earnings per share. The Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is prohibited. Adoption of the statement is not expected to have a material impact upon Bancorp's reported earnings per share.

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

On April 1, 1997, Bancorp completed its merger with Island National Bank and Trust Company ("Island"). At the date of acquisition, Island had total assets and deposits of approximately $145 million and $132 million, respectively. In connection with the transaction, Bancorp and Island incurred one time expenses of $1,383,000 which were recorded in the nine months ended September 30, 1997. The transaction was accounted for under the pooling-of-interests method of accounting for business combinations and accordingly, the consolidated financial statements have been restated for the periods prior to the merger to include Island. In connection with the transaction, Bancorp issued approximately 1,365,000 of its common shares to Island shareholders.

Separate results of operations of the combined entities for the three and nine month periods ended September 30, 1996, were as follows:

                                     THREE MONTHS               NINE MONTHS
                                         ENDED                     ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                         1996                       1996
                                    ----------------          -----------------
        Net interest income:
             Bancorp                      $6,716                   $19,602
             Park                            727                     2,198
             Island                        1,310                     3,916
                                    ----------------          -----------------
                                          $8,753                   $25,716
                                    ================          =================

        Non interest income:
             Bancorp                      $1,474                    $5,273
             Park                            154                       481
             Island                          556                     1,660
                                    ----------------          -----------------
                                          $2,184                    $7,414
                                    ================          =================

                                      THREE MONTHS               NINE MONTHS
                                          ENDED                     ENDED
                                      SEPTEMBER 30,             SEPTEMBER 30,
                                          1996                       1996
                                     ----------------          -----------------
        Net income:
             Bancorp                       $1,771                    $5,268
             Park                             227                       555
             Island                           149                       418
                                     ----------------          -----------------
                                           $2,147                    $6,241
                                     ================          =================

On July 1, 1997, Bancorp acquired Seaboard Savings Bank, F.S.B. ("Seaboard") and merged it into 1st United. Consideration paid by Bancorp to the shareholders of Seaboard was $8,250,000 and was paid in the form of 50% cash and 50% stock. Approximately 261,000 shares (value per share of $15.72 net of issuance costs) of Bancorp common stock were issued in this acquisition. This acquisition was accounted for using the purchase method of accounting and approximately $3.8 million in goodwill was recorded and is being amortized over 15 years under the straight-line method.

Approximately $75 million in total assets were acquired in the Seaboard acquisition. Included in this total was approximately $8 million, $12 million and $53 million in interest bearing deposits, investments and net loans, respectively. Approximately $69 million in deposits were assumed and one office located in Stuart, Florida was acquired.

NOTE D - MERGER AGREEMENT

On August 7, 1997, Bancorp announced that it had reached a definitive agreement to be acquired by Wachovia Corporation ("Wachovia"). Wachovia has dual headquarters in Winston-Salem, North Carolina and Atlanta, Georgia, and is the 20th largest banking company in the United States with approximately $48.5 billion in assets. The agreement has been approved by the Boards of Directors of both companies and is subject to the approval of Bancorp's shareholders and appropriate regulatory agencies. The merger is expected to close by year end. The agreement with Wachovia provides for a tax-free exchange of Wachovia common shares for Bancorp common shares at a value of $20.875 per share of Bancorp, or a purchase price of $222 million. The exchange ratio will be a minimum of 0.3 and a maximum of 0.366 of a share of Wachovia common stock for each share of Bancorp common stock. Bancorp has granted Wachovia a stock option representing approximately 19.9 percent of Bancorp's outstanding shares. Directors of Bancorp collectively holding more than 20 percent of Bancorp's common stock have agreed to vote in favor of the transaction.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Bancorp's net income increased from $6,241,000 during the nine months ended September 30, 1996, to $7,792,000 during the same period in 1997, an increase of 24.85%. Bancorp's net income increased from $2,147,000 during the three months ended September 30, 1996, to $3,132,000 during the same period in 1997, an increase of 45.88%. Net income for the nine months ended September 30, 1997, was affected by merger costs incurred in connection with the acquisition of Island National Bank and Trust Company, which was consummated on April 1, 1997, and accounted for as a pooling of interests. These costs amounted to $885,000 on an after tax basis. The following summarizes Bancorp's profitability ratios for the nine and three month periods ended September 30, 1997 and 1996, both including and excluding the merger costs referred to above:

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------------------      -------------------------
                                                                1997         1996              1997         1996
                                                             ------------ ------------      ------------ ------------
Net interest income as a % of average earning assets              5.88%        6.32%             5.91%        6.12%
Efficiency ratio (Non interest expenses as a % of net
interest income plus non interest income):
     Including merger expenses                                   62.32%       69.27%            66.60%       70.14%
     Excluding merger expenses                                   62.32%       69.27%            62.90%       70.14%
Return on average assets:
     Including merger expenses                                    1.62%        1.41%             1.41%        1.34%
     Excluding merger expenses                                    1.62%        1.41%             1.57%        1.34%
Return on average equity:
     Including merger expenses                                   17.74%       14.46%            15.69%       14.43%
     Excluding merger expenses                                   17.74%       14.46%            17.47%       14.43%

NET INTEREST INCOME

Bancorp's results of operations depend, to a large extent, on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities.

Net interest income increased from $25,716,000 during the nine months ended September 30, 1996, to $29,634,000 during the same period in 1997, an increase of 15.24%. Net interest income increased from $8,753,000 during the three months ended September 30, 1996, to $10,377,000 during the same period in 1997, an increase of 18.55%. The increase in net interest income for both periods was primarily due to an increase in average earning assets. Average earning assets increased from $559,732,000 during the nine months ended September 30, 1996, to $667,652,000 during the same period in 1997, an increase of 19.28%. Average earning assets increased from $554,231,000 during the three months ended September 30, 1996, to $704,802,000 during the same period in 1997, an increase of 27.17%. Of the $150,571,000 increase in average earning assets during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, $73,503,000 was due to the Seaboard acquisition. Similarly, of the $107,920,000 increase in average earning assets for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, $24,501,000 was due to the Seaboard acquisition and $10,865,000 was due to temporary deposits during the second quarter of 1997. The remainder of the increase in average earning assets in both periods was primarily due to normal asset growth.

As indicated in the table below, there was a considerable change in the mix of the Company's earning assets, in thousands, for both the nine and three month periods ended September 30, 1997, as compared to the same periods in 1996:



                                THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                             ----------------------------------------     ----------------------------------------
                                    1997                 1996                    1997                 1996
                             -------------------- -------------------     -------------------- -------------------
                               AMOUNT       %      AMOUNT       %           AMOUNT       %      AMOUNT       %
                             ----------- -------- ---------- --------     ----------- -------- ---------- --------
Loans                          $548,188      78%   $449,593      81%        $503,334      75%   $428,329      77%
Investment securities            76,397      11%     81,999      15%          69,617      10%     85,835      15%
Interest bearing deposits        69,150      10%     10,152       2%          70,783      11%     13,488       2%
Federal funds sold               11,067       1%     12,487       2%          23,918       4%     32,080       6%
                             ----------- -------- ---------- --------     ----------- -------- ---------- --------
                               $704,802     100%   $554,231     100%        $667,652     100%   $559,732     100%
                             =========== ======== ========== ========     =========== ======== ========== ========

As a result of this change in mix of assets, the Company's yield on average earning assets decreased from 8.51% during the nine months ended September 30, 1996 to 8.44% during the same period in 1997 and from 8.68% during the three months ended September 30, 1996 to 8.60% during the same period in 1997. Inasmuch as the increase in average earning assets was funded to a significant extent by higher cost NOW and money market accounts, the Company's cost of funds, as a percentage of average earning assets, increased from 2.39% during the nine months ended September 30, 1996 to 2.53% during the same period in 1997 and from 2.36% during the three months ended September 30, 1996 to 2.72% during the same period in 1997. The combination of the decrease in the yield on earning assets and the increase in the cost of funds resulted in the decrease in net interest income as a percentage of average earning assets, as indicated above.

NON INTEREST INCOME

Non interest income increased from $7,414,000 during the nine months ended September 30, 1996, to $7,810,000 during the same period in 1997, an increase of 5.34%. Non interest income increased from $2,184,000 during the three months ended September 30, 1996, to $2,761,000 during the same period in 1997, an increase of 26.42%. The increase in non interest income in both periods was primarily due to increases in gains on the sale of loans, gains on the sale of other real estate owned, investment securities brokerage fees and estate and fiduciary fees which were partially offset by decreases in service charges on deposit accounts. The increase in gains on the sale of loans was due to a higher level of loans sold during the nine and three month periods ended September 30, 1997. The increase in gains on the sale of other real estate owned was due to the continuing strength of the economy in the Company's service area. The increase in investment securities brokerage fees was related to the performance of the stock market in general, whereas the increase in estate and fiduciary fees was related to both the performance of the stock market and the expansion of the number of customers served by 1st United's Trust Division. The decrease in service charges on deposit accounts was due to decreases in both customer overdraft charges and account maintenance charges. The decrease in customer overdraft charges was due to fewer customers being overdrawn whereas the decrease in account maintenance charges was due to customers maintaining higher balances in their accounts.

NON INTEREST EXPENSE

Included in non interest expense for the nine months ended September 30, 1997, were merger costs incurred in connection with the acquisition of Island National Bank and Trust Company of $1,383,000. Excluding these costs, non interest expense increased from $23,239,000 during the nine months ended September 30, 1996, to $23,553,000 during the same period in 1997, an increase of 1.35%. Non interest expense increased from $7,576,000 during the three months ended September 30, 1996, to $8,187,000 during the same period in 1997, an increase of 8.06%. The increase in non interest expense during the three months ended September 30, 1997 was partially related to the Seaboard acquisition as well as the Company's prospective merger with Wachovia Corporation. In addition, other real estate owned expense also increased as a result of costs incurred in connection with the ownership of such assets as well as additional provisions for losses thereon. The increase in non interest expense during the nine months ended September 30, 1997 was less influenced by the Seaboard acquisition as well as the Company's prospective merger with Wachovia Corporation. However, the factors which affected the comparability of other real estate owned expense during the three months ended September 30, 1997 also affected the comparability during the nine months ended September 30, 1997. Excluding the impact of the Seaboard acquisition and the Company's prospective merger with Wachovia Corporation, salaries and employee benefits expense in both periods decreased as a result of the operating efficiencies that were attained as a result of the Park and Island acquisitions. Similarly, occupancy expenses decreased in both periods as a result of the closure of two branches formerly owned by Park that were closed upon the acquisition of Park.

                               FINANCIAL CONDITION

The following table presents, in thousands, the growth of Bancorp's major categories of assets, liabilities and shareholders' equity:


                                              SEPTEMBER 30,     DECEMBER 31,        INCREASE (DECREASE)
                                                   1997             1996             AMOUNT           %
                                             ----------------- ---------------- ----------------- ----------
Cash and cash equivalents                           $84,565          $125,521         $(40,956)      (33%)
Investment securities                                75,619            67,820            7,799        11%
Loans                                               535,171           458,765           76,406        17%
Total assets                                        735,863           692,166           43,697         6%
Deposits                                            649,328           623,125           26,203         4%
Shareholders' equity                                 71,622            62,065            9,557        15%

Excluding the deposits assumed as a result of the Seaboard acquisition, deposits decreased from December 31, 1996, to September 30, 1997, by approximately $43 million, primarily due to seasonal factors. Excluding the loans acquired as a result of the Seaboard acquisition, loans increased from December 31, 1996, to September 30, 1997, by approximately $24 million. The increase in loans, which is largely unaffected by seasonal factors, was due to normal growth. The decrease in deposits and the increase in loans were primarily funded by decreases in cash and cash equivalents.

LIQUIDITY

As indicated above, the total of cash and cash equivalents, Bancorp's primary source of liquidity, decreased from $125,521,000 at December 31, 1996, to $84,565,000 at September 30, 1997, primarily as a result of seasonal decreases in deposits and normal growth in loans. Bancorp's second source of liquidity, its investment securities, increased from $67,820,000 at December 31, 1996, to $75,619,000 at September 30, 1997, as a result of the Seaboard acquisition. Excluding the investment securities acquired as a result of the Seaboard acquisition, investment securities decreased by approximately $4 million, primarily due to maturities and paydowns on available-for-sale securities being used to fund reductions in deposits and increases in loans.

An additional external source of liquidity is two unsecured federal fund lines of credit that 1st United has established with two of its correspondent banks totaling $12 million. In addition, 1st United has entered into master repurchase agreements with two financial institutions. 1st United is also a member of the Federal Home Loan Bank of Atlanta and has a borrowing capability of approximately $58 million under a blanket security agreement.

At September 30, 1997, net cash and due from banks, interest bearing deposits, federal funds sold, investments available for sale and investments held to maturity which are due within one year totaled $120 million versus potentially volatile liabilities (temporary deposits, certificates of deposit of $100,000 or more, Federal funds purchased and securities sold under repurchase agreements and public funds) of $53 million.

CAPITAL RESOURCES

The Federal Reserve Board has adopted supervisory risk based capital ratios of capital to risk weighted assets which require Bancorp and its subsidiaries to maintain a minimum 8.00% total risk based capital ratio, at least half of which must be Tier 1 capital. Bancorp's total risk based capital ratio was 11.93% at September 30, 1997.

At September 30, 1997, Bancorp had total shareholders' equity, of $71,622,000, an increase of $9,557,000 over that at December 31, 1996. The increase was primarily the result of net income for the nine months ended September 30, 1997, of $7,792,000 less dividends declared of $3,049,000, the value of the stock issued in connection with the Seaboard acquisition of $4,097,000 and the proceeds from the exercise of stock options of $660,000.

The components of capital resources, in thousands, and Bancorp's capital ratios, are as follows:

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                             1997                        1996
                                                                       -----------------          ----------------
Risk adjusted assets                                                         $563,114                   $504,353
Total assets                                                                  735,863                    692,166

Tier 1 Capital:
     Common shareholders' equity                                              $71,622                    $62,065
     Unrealized losses on investment securities available-for-sale                 53                        110
     Goodwill and other excludable intangibles                                (11,507)                    (8,289)
                                                                       -----------------          ----------------
                                                                               60,168                     53,886

Tier 2 Capital:
     Includable portion of allowance for loan losses                            7,039                      6,304
                                                                       =================          ================

     Total regulatory capital                                                 $67,207                    $60,190
                                                                       =================          ================

Tier 1 risk adjusted capital ratio                                              10.68%                     10.68%
                                                                       =================          ================
Total risk adjusted capital ratio                                               11.93%                     11.93%
                                                                       =================          ================
Leverage ratio                                                                   7.79%                      8.03%
                                                                       =================          ================


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

At September 30, 1997, Bancorp's allowance for loan losses was approximately $10 million. Although management believes the allowance for loan losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

The following summarizes the activity in the allowance for loan losses, in thousands, and the related ratios for the nine month periods ended September 30, 1997 and 1996:

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                       -------------------------------------------
                                                                             1997                      1996
                                                                       -----------------          ----------------
Balance at beginning of period                                                 $9,826                     $8,014

Charge-offs                                                                    (1,210)                      (513)
Recoveries                                                                        231                        346
                                                                       -----------------          ----------------
     Net charge-offs                                                            ( 979)                      (167)
Provision for loan losses                                                         120                        205
Allowance of purchased bank at date acquired                                      767                      2,568
                                                                       -----------------          ----------------

Balance at end of period                                                       $9,734                    $10,620
                                                                       =================          ================

Charge-off ratio                                                                 0.26%                      0.05%
                                                                       =================          ================

Although Bancorp's charge-off ratio for the nine months ended September 30, 1996, of 0.05% was considerably below that experienced for all of 1996 of 0.29%, a significant portion of the 1996 charge-offs were attributable to a few loans which were incurred in the fourth quarter. The Company's charge off ratio for the nine months ended September 30, 1997, was consistent with that incurred for all of 1996.

Bancorp's non-performing assets, in thousands, and related ratios are as follows:

                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                             1997                      1996
                                                                       -----------------          ----------------
Restructured loans                                                         $    1,102                  $     900
                                                                       =================          ================

Loans 90 days or more past due and still accruing interest                 $        0                  $     347
Non-accrual loans                                                               8,090                     12,116
                                                                       -----------------          ----------------

                                                                                8,090                     12,463
Other real estate owned                                                         2,262                      3,929
                                                                       -----------------          ----------------

     Total non-performing assets                                           $   10,352                  $  16,392
                                                                       =================          ================

Ratio of non-performing loans to total loans                                     1.48%                      2.65%
                                                                       =================          ================

Ratio of non-performing assets to total loans plus
     other real estate owned                                                     1.89%                      3.47%
                                                                       =================          ================

Ratio of allowance for loan losses to total loans                                1.79%                      2.10%
                                                                       =================          ================

Ratio of allowance for loan losses to non performing loans                        120%                        79%
                                                                       =================          ================

Management has developed an internal system for evaluating and grading loans on a quarterly basis. Watch list assets are those loans that have been graded substandard or worse by management, regulators, or the independent loan review consultant, due to potential weaknesses in the borrowers' ability to repay the loans, weakness in collateral, the borrowers' financial condition or other factors. Loans included in the watch list are reviewed and evaluated bi-weekly by senior management. At September 30, 1997, $25.0 million in loans were included on 1st United's internal watch list of which $14.0 million were performing loans. Watch list loans totaled approximately $24.3 million at December 31, 1996, of which $11.8 million were performing loans.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to General Instruction 1 of Item 305 of Regulation S-K, the response to this item has been omitted.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:
         1.   Exhibit 11   Computation of per share earnings*
         2.   Exhibit 27   Financial Data Schedule*

     b.  Reports on Form 8-K:
         1. On July 11, 1997, Bancorp filed a Form 8-K reporting the closing of the acquisition of Seaboard Savings Bank, F.S.B.

         2. On August 26, 1997, Bancorp filed a Form 8-K/A amending Form 8-K dated April 11, 1997, related to the acquisition of Island National Bank and Trust Company to include audited supplementary consolidated financial statements.

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                1st United Bancorp



Date:    October 23, 1997                       /s/  Warren S. Orlando
                                                -------------------------------
                                                Warren S. Orlando, President
                                                and Chief Executive Officer



Date:    October 23, 1997                       /s/  John Marino
                                                -------------------------------
                                                John Marino, Treasurer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION
-------           -----------

11                Computation of per share earnings

27                Financial Data Schedule